Form 10-Q
period 2000-12-31
ZIFF DAVIS MEDIA INC
filed 2001-02-23
CIK 1123652

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the quarterly period ended December 31, 2000

                                    - or -


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

  For the transition period from _________ to __________.

                        Commission file number 333-48014

                             ZIFF DAVIS MEDIA INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                       36-4336460
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                             28 East 28th Street,
                           New York, New York 10016
                   (Address of principal executive offices)

       Registrants telephone number, including area code: (212) 503-3500

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  As of February 9, 2001, 1,000 shares of common stock, par value $0.01 per share.

                                                         TABLE OF CONTENTS

                                                                                                                                Page
                                                                                                                                ----
PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements
  Unaudited Consolidated Balance Sheets as of December 31, 1999 and 2000......................................................     1
  Unaudited Consolidated Statements of Operations for the three and nine months ended December 31, 1999
    and 2000..................................................................................................................     2
  Unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended
    December 31, 1999 and 2000................................................................................................     3
  Unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 1999
    and 2000..................................................................................................................     4
  Unaudited Consolidated Statement of Changes in Stockholder's Equity for the nine months ended
    December 31, 2000.........................................................................................................     5
  Notes to unaudited consolidated financial statements........................................................................     6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................................    16

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk............................................................    24

PART II. OTHER INFORMATION
ITEM 2. Changes in Securities and Use of Proceeds.............................................................................    25
ITEM 6. Exhibits and Reports on Form 8-K......................................................................................    25

SIGNATURES....................................................................................................................    26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ZIFF DAVIS MEDIA INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                               December 31,            December 31,
                                                                                   1999                    2000
                                                                           -------------------     -------------------
                                                                               (Predecessor)
                                ASSETS
Current assets:
   Cash and cash equivalents...............................................         $    2,487                $ 56,401
   Accounts receivable, net................................................             97,902                  73,590
   Inventories.............................................................             10,881                   1,913
   Deferred taxes..........................................................              4,911                      --
   Prepaid expenses and other current assets...............................             16,465                  12,759
   Due from affiliate......................................................                 --                     294
                                                                                    ----------                --------
       Total current assets................................................            132,646                 144,957
Restricted cash............................................................                 --                  28,484
Property and equipment, net................................................             65,529                  67,295
Deferred taxes.............................................................             41,814                      --
Equity investments.........................................................              7,140                   5,230
Intangible assets, net.....................................................            684,119                 666,422
Other assets, net..........................................................                 --                  25,064
                                                                                    ----------                --------
       Total assets........................................................         $  931,248                $937,452
                                                                                    ==========                ========
                LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable........................................................         $    5,839                $  6,862
   Accrued expenses and other current liabilities..........................             45,048                  65,467
   Current portion of long-term debt.......................................                 --                   9,202
   Unexpired subscriptions, net............................................             50,670                  42,759
   Due to management.......................................................              2,966                      --
                                                                                    ----------                --------
       Total current liabilities...........................................            104,523                 124,290
   Long-term debt..........................................................                 --                 501,088
   Other non-current liabilities...........................................                 --                   5,909
                                                                                    ----------                --------
       Total liabilities...................................................            104,523                 631,287
                                                                                    ----------                --------
Commitments and contingencies (Note 5)
Stockholder's equity:
   Common stock, December 31, 1999 - not applicable; December 31, 2000:
    $0.01 par value, 1,000 shares authorized, issued and outstanding.......                 --                      --

   Additional paid-in capital..............................................                 --                 335,000
   Division capital........................................................          1,447,245                      --
   Accumulated deficit.....................................................           (616,668)                (28,835)
   Deferred compensation...................................................             (2,359)                     --
   Accumulated other comprehensive loss....................................             (1,493)                     --
                                                                                    ----------                --------
       Total stockholder's equity..........................................            826,725                 306,165
                                                                                    ----------                --------
       Total liabilities and stockholder's equity..........................         $  931,248                $937,452
                                                                                    ==========                ========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             ZIFF DAVIS MEDIA INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                 Three months ended                     Nine months ended
                                                                    December 31,                           December 31,
                                                                 1999             2000                 1999             2000
                                                        ---------------------------------     ---------------------------------
                                                             (Predecessor)                         (Predecessor)
Revenue, net............................................       $ 154,184         $125,745            $ 408,660         $353,135
Cost of operations:
 Cost of production.....................................          43,103           41,817              118,562          106,398
 Selling, general and administrative expenses...........          78,441           64,635              217,061          185,809
 Depreciation and amortization of property and equipment           3,365            4,861               10,091           11,261
 Amortization of intangible assets......................          16,723           13,600               52,249           35,899
 Write-down of intangible assets........................         778,760               --              778,760               --
                                                               ---------         --------            ---------         --------
(Loss) income from operations...........................        (766,208)             832             (768,063)          13,768
Equity in income (loss) from joint ventures.............             704             (233)               1,948              983
Interest expense, net...................................              --           14,792                   --           42,218
                                                               ---------         --------            ---------         --------
  Loss before income taxes..............................        (765,504)         (14,193)            (766,115)         (27,467)
Income tax (benefit) provision..........................        (180,827)           1,035             (180,978)           1,368
                                                               ---------         --------            ---------         --------
  Net loss..............................................       $(584,677)        $(15,228)           $(585,137)        $(28,835)
                                                               =========         ========            =========         ========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             ZIFF DAVIS MEDIA INC.

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                          Three months ended                        Nine months ended
                                                             December 31,                              December 31,
                                                      ----------------------------              ----------------------------
                                                          1999             2000                   1999             2000
                                                      (Predecessor)                           (Predecessor)
Net loss.....................................          $(584,677)        $(15,228)             $(585,137)        $(28,835)
Foreign currency translation adjustments.....               (210)              --                    442               --
                                                       ---------         --------              ---------         --------
Comprehensive loss...........................          $(584,887)        $(15,228)             $(584,695)        $(28,835)
                                                       =========         ========              =========         ========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             ZIFF DAVIS MEDIA INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Nine months ended
                                                                                      December 31,
                                                                                 1999                  2000
                                                                          ------------------     -----------------
                                                                             (Predecessor)
Cash flows from operating activities:
Net loss..............................................................         $(585,137)            $ (28,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
 Depreciation and amortization........................................            62,340                47,160
 Equity in income from joint ventures.................................            (1,948)                 (983)
 Deferred tax provision...............................................          (186,668)                   --
 Provision for doubtful accounts......................................             7,475                 3,457
 Non-cash rent expense................................................             2,444                 1,497
 Stock-based compensation expense.....................................               407                    --
 Amortization of debt issuance costs..................................                --                 1,569
 Write-down of intangible assets......................................           778,760                    --
 Changes in operating assets and liabilities:
   Account receivable.................................................           (12,752)               (1,668)
   Inventories........................................................               549                 8,474
   Accounts payable and accrued expenses..............................             7,705                31,327
   Unexpired subscriptions, net.......................................            (1,684)               (9,320)
   Due from affiliates................................................                --                  (294)
   Prepaid expenses and other, net....................................           (17,371)               (5,910)
                                                                               ---------             ---------
Net cash provided by operating activities.............................            54,120                46,474
                                                                               ---------             ---------
Cash flows from investing activities:
 Capital expenditures.................................................            (3,220)              (18,945)
 Distributions from joint venture.....................................             4,000                 3,100
 Net proceeds from sale of international operations...................                --                28,484
 Acquisitions and investments, net of cash acquired...................            (7,957)                 (275)
 Acquisition of ZDP, net of cash acquired.............................                --              (798,328)
                                                                               ---------             ---------
Net cash used by investing activities.................................            (7,177)             (785,964)
                                                                               ---------             ---------
Cash flows from financing activities:
 Proceeds from issuance of equity securities..........................                --               333,000
 Proceeds from long-term borrowings...................................                --               605,000
 Repayment of borrowings under senior credit facilities...............                --               (94,710)
 Proceeds from issuance of senior subordinated notes..................                --               175,000
 Repayment of senior subordinated notes...............................                --              (175,000)
 Debt issuance costs..................................................                --               (20,915)
 Capital returned to ZDI, net.........................................           (49,612)                   --
                                                                               ---------             ---------
Net cash (used) provided by financing activities......................           (49,612)              822,375
                                                                               ---------             ---------
Net (decrease) increase in cash and cash equivalents..................            (2,699)               82,885
Cash and cash equivalents at beginning of period......................             5,156                 2,000
                                                                               ---------             ---------
Cash and cash equivalents at end of period (including restricted cash
 of   $28,484 at December 31, 2000)...................................         $   2,487             $  84,885
                                                                               =========             =========

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             ZIFF DAVIS MEDIA INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                       (in thousands, except share data)


                                                                            Additional                                   Total
                                                                             Paid-in            Accumulated          Stockholder's
                                                Common Stock                 Capital              Deficit                Equity
                                      ------------------------------    ----------------    -----------------     -----------------
                                          Shares           Amount
                                      -------------    -------------
Balance at April 1, 2000..............            6      $        --            $  2,000      $            --              $  2,000
Sale of common stock to Parent........          994               --             333,000                   --               333,000
Net loss..............................           --               --                  --              (28,835)              (28,835)
                                              -----      -----------            --------             --------              --------
Balance at December 31, 2000..........        1,000      $        --            $335,000             $(28,835)             $306,165
                                              =====      ===========            ========             ========              ========

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             ZIFF DAVIS MEDIA INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except share amounts)

1.  The Company and Basis of Presentation

Basis of presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Media Inc. at December 31, 1999 and 2000 and the results of its consolidated operations for the three and nine months ended December 31, 1999 and 2000 and cash flows for the nine months ended December 31, 1999 and 2000 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2001. For further information refer to Ziff Davis Media Inc.'s consolidated financial statements and unaudited pro forma consolidated financial information, including the notes to those statements, that are included in the Company's Form S-4 Registration Statement (the "Registration Statement") dated January 24, 2001 (See Note 8).

  Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

Formation of Ziff Davis Media Inc.

  Ziff Davis Media Inc. (the "Company") publishes and licenses magazines, provides editorial content about the technology industry and the Internet, both in print and online, and to a lesser extent provides custom testing services and software and produces conferences, seminars and webcasts. The Company was incorporated in the state of Delaware on November 24, 1999 and was formed to acquire certain publishing assets ("Ziff-Davis Publishing", "ZDP", or "Predecessor") from Ziff-Davis Inc. ("ZDI"), an unrelated company. The Company's major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. ("LaunchCo"), and Ziff Davis Internet Inc. ("InternetCo"). The Company's year-end is March 31 while ZDP's year-end was December 31.

  The Company had no operations prior to April 5, 2000 when it completed the acquisition of ZDP for $780,000 plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting. The Company funded the Acquisition by: (i) issuing 1,000 shares of common stock to its parent company, Ziff Davis Holdings Inc., for $335,000, (ii) entering into a $405,000 senior credit facility of which $355,000 was borrowed at closing and
(iii) issuing $175,000 of senior subordinated notes (the " Bridge Loan") (See
Note 3). Fees and expenses, including debt issuance costs associated with the Acquisition, totaling approximately $30,000, were paid with the equity and debt proceeds.

Principles of Consolidation

  The financial statements of the Company as of December 31, 2000 and for the three month and nine month periods then ended are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. The combined financial statements of the Predecessor as of December 31, 1999, for the three month and nine month periods ended December 31, 1999 are prepared on a carve-out basis, as ZDP was not a separate legal entity of ZDI. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which ownership interests are greater than 20 percent and in which the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of such companies are accounted for under the equity method. The Company operates in one business segment, publishing.

  The carve-out financial statements of ZDP and related notes reflect the carve-out historical results of operations, financial position and cash flows of ZDP. These financial statements are not necessarily indicative of results that would have occurred if ZDP had been a separate stand-alone entity during the periods
presented or future results of ZDP.    Refer to the carve-out financial
statements of ZDP included in the Registration Statement for a more complete discussion of the basis of presentation and policies used to prepare ZDP's historical financial statements.

                             ZIFF DAVIS MEDIA INC.

                 (dollars in thousands, except share amounts)

2.  Acquisitions and Dispositions

Acquisition of ZDP

  The Acquisition of ZDP was accounted for using the purchase method of accounting. The assets and liabilities of ZDP acquired by the Company on April 5, 2000, have been recorded at estimated fair value as of the Acquisition date with the excess of purchase price over net assets acquired being allocated to intangible assets, including Goodwill.

  The following table summarizes the preliminary allocation of the aggregate consideration paid to the fair value of the assets acquired and liabilities assumed by the Company in connection with the Acquisition:

Accounts receivable, net.........................................           $ 75,583
Inventories........................................................           10,386
Prepaid expenses and other current assets..........................            6,143
                                                                            --------
 Total current assets..............................................                           $ 92,112
Equity investments.................................................                              7,072
Property and equipment.............................................                             59,593
Assets held for sale...............................................                             36,750
Subscriber lists...................................................                             11,700
Advertiser lists...................................................                            350,700
Tradenames.........................................................                            214,100
Goodwill...........................................................                            122,326
                                                                                              --------
                                                                                               894,353
Accounts payable and accrued expenses..............................          (37,284)
Unearned income, net...............................................          (52,079)
Due to affiliates..................................................           (2,221)
Other liabilities..................................................           (4,441)
                                                                            --------
 Total liabilities.................................................                            (96,025)
                                                                                              --------
 Net consideration paid............................................                           $798,328
                                                                                              ========

  Intangible assets are being amortized over periods ranging from 2.5 to 20 years. Management is in the process of finalizing the purchase price allocation and plans associated with the Acquisition including: (i) completion of third party valuations and (ii) formulating and implementing plans to establish a stand-alone infrastructure and restructure the operations of ZDP. These plans include the consolidation and rationalization of certain operations and incremental non-recurring costs associated with the Acquisition. The primary objectives of these plans are to (i) develop and establish the infrastructure of the Company, as ZDP was not a separate legal entity and did not have stand-alone operations, (ii) reduce overhead expenses and (iii) dispose of businesses which do not meet long-term strategic objectives. These plans have been substantially finalized however, additional costs may result as the Company refines and implements these plans. Such costs will be recorded as an adjustment to goodwill. The Company's preliminary estimate of the total cash expenditures associated with these plans is approximately $6,300, which primarily consists of severance and termination benefit costs, contract termination costs and facilities rationalization expenses, with approximately $4,300 having been spent through December 31, 2000. The Company expects to finalize these plans during the fourth quarter of fiscal 2001 and substantially complete these plans and related cash expenditures during the first half of fiscal 2002. The final costs associated with these plans and the final allocation of purchase price, are not expected to differ materially from current estimates.

  Summary pro forma financial information for the period ended December 31, 2000 would not differ materially from actual results, as the Acquisition was completed near the beginning of the Company's fiscal year and therefore, is not presented. The following summary pro forma financial information has been prepared as if the Acquisition, debt agreements and decision to sell international operations (described below) had been consummated on April 1, 1999. The pro forma adjustments reflect the removal of stock based compensation and amortization of intangible assets related to the capital structure of ZDI, the exclusion of the results of the international operations, the recognition of interest expense related to the debt agreement, inclusion of amortization expense of the new intangible assets created in the Acquisition and the income tax effect of the pro forma adjustments. Summary pro

                             ZIFF DAVIS MEDIA INC.

                 (dollars in thousands, except share amounts)

forma financial information is not necessarily indicative of actual results had the Acquisition occurred on April 1, 1999 or results that may be expected for future periods.

                                                       Three months ended                Nine months ended
                                                        December 31, 1999                December 31, 1999
                                                  --------------------------       --------------------------
Revenue, net......................................                  $132,038                         $349,763
Income from operations............................                    16,461                           32,021
Interest expense..................................                    14,341                           43,023
Income (loss) before taxes........................                     2,824                           (9,054)
Provision/(benefit) for income taxes..............                       (71)                             226
Net income (loss).................................                     2,895                           (9,280)

Sale of International Operations

  In connection with the Acquisition, the Company determined that all of its wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet its long-term strategic objectives and initiated a plan to sell these operations. The net assets related to these operations were recorded as assets held for sale at the estimated net proceeds from the sale, as adjusted for estimated cash flows from these operations and an allocation of interest expense for the estimated holding period. Accordingly, the results of these operations are excluded from our consolidated statement of operations for the period from April 5, 2000 to the sale date August 4, 2000.

  In August 2000, the Company and its European subsidiaries completed the sale of its wholly-owned International operations (excluding international licensing and international joint ventures) for a purchase price of approximately $42,000.

  The purchase price for these assets consists of:

  1.  $31,000 in cash subject to post closing adjustments, plus

  2. approximately $3,200 related to purchase of inventory, prepaid expenses and fixed assets, excluding leasehold improvements offset by approximately $3,500 of net subscription liabilities assumed; and

  3. an additional $15,000 to be paid over a period of five years in five annual payments of $3,000 which we have recorded at a net present value of $11,300

  The net assets related to these operations have been recorded in the balance sheet as other assets and as of December 31, 2000 are reflected at the remaining estimated net proceeds from the sale, as adjusted for estimated cash flows from these operations and liquidation expenses. Activity in the net assets held for sale from the Acquisition (April 5, 2000) to December 31, 2000 is:

  Asset held for sale at Acquisition date.......................       $ 36,750
  Non-cash adjustments to assets held for sale..................         (2,548)
  Initial proceeds from sale of operations......................        (30,948)
  Cash outlays..................................................          2,464
                                                                       --------
Asset held for sale, net at December 31, 2000...................       $  5,718
                                                                       ========

  The amount the Company will ultimately realize upon completion of the sale and liquidation may differ from the amounts assumed in arriving at the estimated net realizable value of the assets. Such a difference would be recorded as an adjustment to goodwill. The Company expects the liquidation of its wholly-owned International operations to be completed during the first half of its next fiscal year.

3.   Debt

  In connection with the Acquisition, the Company entered into a senior credit agreement with a syndicate of lenders, comprised of (i) a $355,000 term loan facility and (ii) a $50,000 revolving credit facility (collectively, the

                             ZIFF DAVIS MEDIA INC.

                 (dollars in thousands, except share amounts)

"Senior Credit Facility"). The Company also entered into the $175,000 Bridge Loan which bore interest at 12.5% per annum.

  On July 18, 2000, the Company issued $250,000 of 12% Senior Subordinated Notes (the "Notes"). Interest is paid semi-annually and the Notes mature on July 15, 2010. The Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries will guarantee the notes. The proceeds of this offering were used to repay the Bridge Loan and $59,710 of the Senior Credit Facility. In addition, proceeds were used to pay approximately $8,500 of expenses associated with the offering and approximately $6,800 of accrued interest related to the principal repayments.

  On November 10, 2000, the Company prepaid $35,000 of outstanding principal under its Senior Credit Facility.

  As of December 31, 2000, total indebtedness was $510,290 and consisted of $260,290 of outstanding principal under the Senior Credit Facility and $250,000 in Notes. At December 31, 2000, $50,000 was available under the revolving portion of the Senior Credit Facility. As of December 31, 2000, borrowings under the Senior Credit Facility bore interest at rates ranging from 9.51% to 10.51%.

  The Senior Credit Facility requires the Company to enter into financial instruments, such as interest rate swaps, so that at least 50% of total debt is effectively at a fixed interest rate. On September 27, 2000, the Company entered into an interest rate swap agreement for a notional amount of $25,000. Under this agreement, the Company pays a fixed rate of interest for a three year period in exchange for receiving a floating rate of interest based on three-month LIBOR.

4.  Contracts with ZDI

  In connection with the Acquisition, the Company entered into certain agreements with ZDI pertaining to ZDNet, ZDI's Internet division, and Computer Shopper, a ZDI magazine.

  Prior to the Acquisition, ZDP charged ZDNet an annual fee for the use of the editorial content of its publications. The annual fee, which was recorded as revenue, was equal to 5% of the first $100,000 of ZDNet's revenue for the year, 4% of the next $50,000 of ZDNet's revenue for that year and 3% of any incremental revenue over $150,000 for that year. In October 1999, ZDI's Board of Directors approved a prospective change in methodology of determining future royalty charges whereby the charge began to be based on revenue, net of bad debt expense.

  As a result of the Acquisition, this royalty agreement was contractually formalized into a three-year exclusive license agreement with ZDNet with an additional two years on a non-exclusive basis. After the third year, the contract begins a two-year transition period in which fees are reduced and ZDNet's exclusive right to the Company's content is eliminated. The ZDNet Agreement applies only to those publications existing at the date of the Acquisition. This agreement does not cover any new publications acquired or developed by the Company (such as Expedia Travels or The Net Economy), to which the Company retains all the rights in every medium and it specifically allows the Company, in certain circumstances, to transact e-commerce independently of ZDNet. Under this agreement, ZDNet pays royalties to the following minimum and maximum payments:

                                             Minimum                Maximum
                                       -------------------     -----------------


Year 1..........................               $ 7,000                $14,000
Year 2..........................                 9,000                 18,000
Year 3..........................                11,000                 22,000

  On January 19, 2001, the Company amended the license agreement to provide that starting March 1, 2001, ZDNet's license shall no longer be exclusive and on March 1, 2002, all of ZDNet's license rights to content from our magazines will terminate. During the time at which the license is non-exclusive, the Company will have the right to use and display the editorial content of its technology publications through any means and media including the Internet. In a sequence from April 1, 2001 through November 1, 2001, ZDNet's right and obligation to maintain websites for the Company's technology publications will terminate and the Company will obtain the right to host

                             ZIFF DAVIS MEDIA INC.

                 (dollars in thousands, except share amounts)

these websites. As consideration for amending the license agreement, ZDNet is obligated to pay the Company a royalty termination fee of $4,500, $2,200 of which is payable on March 1, 2001 and $2,300 of which is payable on March 1, 2002, and ZDNet shall not be obligated to pay any royalties with respect to licensed content after February 28, 2001.

Computer Shopper Services Agreement

  Under this agreement, the Company provides distribution, circulation and production services to ZDI for its Computer Shopper magazine, and ZDI pays the Company its costs in relation to the performance of these services, plus an additional $5,000 annually in fees. ZDI may terminate this agreement at any time with 90 days prior notice.

  On January 19, 2001, the Company agreed with ZDI to terminate the current services agreement and enter into a new agreement effective March 1, 2001. The new agreement will contain substantially similar terms, except that ZDI shall not be required to pay the Company any annual fee and shall only be required to reimburse the Company for out-of-pocket expenses incurred in connection with producing and distributing Computer Shopper. ZDI agreed to pay the Company, on March 1, 2001, a $2,000 non-refundable termination fee in connection with the termination of the original services agreement. The new agreement expires on February 28, 2003, however, ZDNet may terminate at any time with 90 days prior written notice.

5.  Commitments and Contingencies

Legal proceedings

  The Company is subject to various claims and legal proceedings arising in the normal course of business.

  Additionally, the Company is a defendant, along with other major magazine publishing companies, in the In Re Magazine Antitrust Litigation pending in the United States District Court for the Southern District of New York. The case arises out of numerous separate class action price fixing lawsuits which were commenced beginning in July 2000, and which have now been consolidated. The case alleges a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off of list price. The plaintiff's motion for partial summary judgment on the issue of liability was argued on January 10, 2001 and is still pending.

  The Company believes that there are substantial defenses to the litigation in which it is involved and that such litigation will not materially affect its financial position, future operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such litigation.

6.  Earnings Per Share

  Earnings per share have been omitted on the basis that there are no public shareholders.

                             ZIFF DAVIS MEDIA INC.

                 (dollars in thousands, except share amounts)

7. Supplemental Financial Information

Guarantor financial statements

  The Company is a holding company and its only assets are the ownership of the capital stock of its subsidiaries and cash balances. All of the Company's consolidated subsidiaries have guaranteed the Company's debt on a full unconditional, joint and several basis. The Company's equity investees are not guarantors of the debt and are recorded in the December 31, 2000 balance sheet at $5,230. There are no restrictions which limit the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances.

  The table below presents unaudited combining financial data detailing the Company, the guarantor subsidiaries, the non-guarantor investees and related elimination entries.

                                                                                   At December 31, 2000
                                                       --------------------------------------------------------------------------
                                                            Ziff Davis                        Non
                                                             Media Inc.    Guarantors      Guarantors    Eliminations     Total
                                                             ----------   ------------    ------------   -------------  ----------
ASSETS
Cash and cash equivalents..............................       $  19,717    $   36,684          $    --    $        --    $ 56,401
Accounts receivable, net...............................              --        73,590               --             --      73,590
Inventories............................................              --         1,913               --             --       1,913
Prepaid expenses and other current assets..............              --        12,759               --             --      12,759
Due (to) from affiliates...............................        (477,156)      482,082           (4,632)            --         294
                                                              ---------    ----------          -------    -----------    --------
Total current assets...................................        (457,439)      607,028           (4,632)            --     144,957
Restricted cash........................................              --        28,484               --             --      28,484
Property and equipment, net............................              --        67,295               --             --      67,295
Equity investments.....................................         813,607            --            5,230       (813,607)      5,230
Intangible assets, net.................................              --       666,422               --             --     666,422
Notes receivable-affiliate.............................         510,290            --               --       (510,290)         --
Other assets,  net.....................................              --        25,064               --             --      25,064
                                                              ---------    ----------          -------    -----------    --------
  Total assets.........................................       $ 866,458    $1,394,293          $   598    $(1,323,897)   $937,452
                                                              =========    ==========          =======    ===========    ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable.......................................       $      --    $    6,862          $    --    $        --    $  6,862
Accrued expenses and other current liabilities.........          20,027        45,440               --             --      65,467
Current portion of long-term debt......................           9,202            --               --             --       9,202
Unexpired subscriptions, net...........................              --        42,759               --             --      42,759
                                                              ---------    ----------          -------    -----------    --------
  Total current liabilities............................          29,229        95,061               --             --     124,290
Long-term debt.........................................         501,088            --               --             --     501,088
Notes payable-affiliate................................              --       510,290               --       (510,290)         --
Other non-current liabilities..........................              --         5,909               --             --       5,909
                                                              ---------    ----------          -------    -----------    --------
  Total liabilities....................................         530,317       611,260               --       (510,290)    631,287
                                                              ---------    ----------          -------    -----------    --------
Stockholder's equity:
Preferred stock........................................              --           296               --           (296)         --
Common stock...........................................              --            27               --            (27)         --
Additional paid-in capital.............................         335,000       813,284               --       (813,284)    335,000
Retained earnings (deficit)............................           1,141       (30,574)             598             --     (28,835)
                                                              ---------    ----------          -------    -----------    --------
  Total stockholder's equity...........................         336,141       783,033              598       (813,607)    306,165
                                                              ---------    ----------          -------    -----------    --------
Total liabilities and stockholder's equity.............       $ 866,458    $1,394,293          $   598    $(1,323,897)   $937,452
                                                              =========    ==========          =======    ===========    ========

                             ZIFF DAVIS MEDIA INC.

                 (dollars in thousands, except share amounts)


                                                                       For the three months ended December 31, 2000
                                                         ------------------------------------------------------------------------
                                                              Media Inc.   Guarantors     Guarantors     Eliminations    Total
                                                              ----------   -----------   ------------    ------------  ----------
Revenue, net...........................................        $     --       $125,745          $  --   $         --   $125,745
Cost of operations:
 Cost of production....................................              --         41,817             --             --     41,817
 Selling, general and administrative expenses..........              --         64,635             --             --     64,635
 Depreciation and amortization of property
   and equipment.......................................              --          4,861             --             --      4,861
 Amortization of intangible assets.....................              --         13,600             --             --     13,600
                                                               --------       --------          -----   ------------   --------
 Income from operations................................              --            832             --             --        832
Equity in loss from joint ventures.....................              --             --           (233)            --       (233)
Intercompany interest (income) expense.................         (15,593)        15,593             --             --         --
Interest expense (income), net.........................          14,883            (91)            --             --     14,792
                                                               --------       --------          -----   ------------   --------
 Income (loss) before income taxes.....................             710        (14,670)          (233)            --    (14,193)
Income tax provision (benefit).........................             279            848            (92)            --      1,035
                                                               --------       --------          -----   ------------   --------
 Net income (loss).....................................        $    431       $(15,518)         $(141)  $         --   $(15,228)
                                                               ========       ========          =====   ============   ========

                                                                       For the nine months ended December 31, 2000
                                                          -----------------------------------------------------------------------
                                                              Ziff Davis                       Non
                                                              Media Inc.     Guarantors    Guarantors     Eliminations    Total
                                                             -----------     -----------   ----------     ------------  ---------
Revenue, net...........................................         $     --        $353,135        $ --     $         --   $353,135
Cost of operations:
 Cost of production....................................               --         106,398          --               --    106,398
 Selling, general and administrative expenses..........               --         185,809          --               --    185,809
 Depreciation and amortization of property                            --
   and equipment.......................................                           11,261          --               --     11,261
 Amortization of intangible assets.....................               --          35,899          --               --     35,899
                                                                --------        --------        ----     ------------   --------
 Income from operations................................               --          13,768          --               --     13,768
Equity in income from joint ventures...................               --              --         983               --        983
Intercompany interest (income) expense................. )        (43,869  )       43,869          --               --         --
Interest expense, net..................................           41,992             226          --               --     42,218
                                                                --------        --------        ----     ------------   --------
 Income (loss) before income taxes.....................            1,877         (30,327)        983               --    (27,467)
Income tax provision...................................              736             247         385               --      1,368
                                                                --------        --------        ----     ------------   --------
  Net income (loss)....................................         $  1,141        $(30,574)       $598     $         --   $(28,835)
                                                                ========        ========        ====     ============   ========

                             ZIFF DAVIS MEDIA INC.

                 (dollars in thousands, except share amounts)



                                                                       For the nine months ended December 31, 2000
                                                         ------------------------------------------------------------------------
                                                              Ziff Davis                      Non
                                                               Media Inc.   Guarantors     Guarantors     Eliminations     Total
                                                              -----------   -----------   -------------   -------------  --------
Cash flows from operating activities:
Net income (loss)...........................................    $   1,141   $  (30,574)           $ 598   $  --          $ (28,835)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation and amortization..............................                    47,160               --             --      47,160
 Equity in income from joint ventures.......................           --           --             (983)            --        (983)
 Provision for doubtful accounts............................           --        3,457               --             --       3,457
 Non cash rent expense......................................           --        1,497               --             --       1,497
 Amortization of debt issuance costs........................           --        1,569               --             --       1,569
Changes in operating assets and liabilities:
 Accounts receivable........................................           --       (1,668)              --             --      (1,668)
 Inventories................................................           --        8,474               --             --       8,474
 Accounts payable & accrued expenses........................       20,027       11,300               --             --      31,327
 Unexpired subscriptions, net...............................           --       (9,320)              --             --      (9,320)
 Due from affiliates........................................      477,156     (477,835)             385             --        (294)
 Prepaid expenses and other, net............................           --       (5,910)              --             --      (5,910)
                                                                ---------   ----------   --------------   ------------   ---------
Net cash provided (used)  by operating activities...........      498,324     (451,850)              --             --      46,474
                                                                ---------   ----------   --------------   ------------   ---------
Cash flows from investing activities:
 Capital expenditures.......................................           --      (18,945)              --             --     (18,945)
 Distributions from joint venture...........................           --        3,100               --             --       3,100
 Net proceeds from sale of international operations.........           --       28,484               --             --      28,484
 Acquisitions and investments, net of cash acquired.........           --         (275)              --             --        (275)
 Acquisition of ZDP, net of cash acquired...................           --     (798,328)              --             --    (798,328)
                                                                ---------   ----------   --------------   ------------   ---------
Net cash used by investing activities.......................           --     (785,964)              --             --    (785,964)
                                                                ---------   ----------   --------------   ------------   ---------
Cash flows from financing activities:
 Proceeds from issuance of equity securities................      333,000      813,607               --       (813,607)    333,000
 Investments in subsidiaries................................     (813,607)          --               --        813,607          --
 Proceeds from long-term borrowings.........................      605,000           --               --             --     605,000
 Repayment of borrowings under the credit facilities........      (94,710)          --               --             --     (94,710)
 Proceeds from senior subordinate notes.....................     (175,000)          --               --             --    (175,000)
 Proceeds from senior subordinate notes.....................      175,000           --               --             --     175,000
 Issuance of intercompany notes receivable, net.............     (510,290)          --               --        510,290          --
 Proceeds from intercompany notes payable, net..............           --      510,290               --       (510,290)         --
 Debt issuance costs........................................           --      (20,915)              --             --     (20,915)
                                                                ---------   ----------   --------------   ------------   ---------
Net cash (used) provided by financing activities............     (480,607)   1,302,982               --             --     822,375
                                                                ---------   ----------   --------------   ------------   ---------
Increase in cash and cash equivalents.......................       17,717       65,168               --             --      82,885
Cash and cash equivalents, beginning of period..............        2,000           --               --             --       2,000
                                                                ---------   ----------   --------------   ------------   ---------
Cash and cash equivalents, end of period(1).................    $  19,717   $   65,168   $  --            $  --          $  84,885
                                                                =========   ==========   ==============   ============   =========

(1)  Guarantor cash balance includes $28,484 of Restricted Cash

                             ZIFF DAVIS MEDIA INC.

                 (dollars in thousands, except share amounts)


Restricted and Unrestricted Subsidiary Financial Data

  The Company is the borrower and its consolidated subsidiaries are all guarantors under the Company's debt agreements on a full unconditional joint and several basis. The Company's equity investees are not guarantors of the debt. In determining compliance with certain covenants specified in these agreements, the Company is required to exclude the results of operations of LaunchCo and InternetCo ("Unrestricted Subsidiaries") and separately report the combining financial statements of the restricted and Unrestricted Subsidiaries, as defined in these agreements. The results of operations of the Unrestricted Subsidiaries are also excluded for certain purposes under the indenture governing the Notes. Reflected below are unaudited combining balance sheets and statements of operations for the Company detailing the restricted and Unrestricted Subsidiaries.

                                                                                      At December 31, 2000
                                                          -------------------------------------------------------------------------
                                                              Ziff Davis Media Inc.
                                                                 and Restricted           Unrestricted
                                                                  Subsidiaries            Subsidiaries     Eliminations     Total
                                                              ----------------------      ------------     -------------  ----------
ASSETS
Current assets:
  Cash and cash equivalents...............................            $ 56,401                  $     --       $     --    $ 56,401
  Accounts receivable, net................................              72,167                     1,423             --      73,590
  Inventories.............................................               1,913                        --             --       1,913
  Prepaid expenses and other current assets...............              12,562                       197             --      12,759
  Due (to) from affiliates................................              (4,490)                    4,784             --         294
                                                                      --------                  --------       --------    --------
     Total current assets.................................             138,553                     6,404                    144,957
Restricted cash...........................................              28,484                        --             --      28,484
Property and equipment, net...............................              57,291                    10,004             --      67,295
Equity investments........................................               5,230                        --             --       5,230
Intangible assets, net....................................             666,395                        27             --     666,422
Investments in subsidiaries...............................              32,302                        --        (32,302)         --
Other assets, net.........................................              25,064                        --             --      25,064
                                                                      --------                  --------       --------    --------
     Total assets.........................................            $953,319                  $ 16,435       $(32,302)   $937,452
                                                                      ========                  ========       ========    ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable........................................            $  6,862                  $     --       $     --    $  6,862
  Accrued expenses and other current liabilities..........              63,920                     1,547             --      65,467
  Current portion of long term debt.......................               9,202                        --             --       9,202
  Unexpired subscriptions, net............................              42,003                       756             --      42,759
                                                                      --------                  --------       --------    --------
     Total current liabilities............................             121,987                     2,303             --     124,290
Long-term debt............................................             501,088                        --             --     501,088
Other non-current liabilities.............................               5,909                        --             --       5,909
                                                                      --------                  --------       --------    --------
     Total liabilities....................................             628,984                     2,303             --     631,287
                                                                      --------                  --------       --------    --------
Stockholder's equity:
  Preferred stock.........................................                  --                       296           (296)         --
  Common stock............................................                  --                        27            (27)         --
  Additional paid-in capital..............................             335,000                    31,979        (31,979)    335,000
  Accumulated deficit.....................................             (10,665)                  (18,170)            --     (28,835)
                                                                      --------                  --------       --------    --------
     Total stockholder's equity...........................             324,335                    14,132        (32,302)    306,165
                                                                      --------                  --------       --------    --------
     Total liabilities and stockholder's equity...........            $953,319                  $ 16,435       $(32,302)   $937,452
                                                                      ========                  ========       ========    ========

                             ZIFF DAVIS MEDIA INC.

                 (dollars in thousands, except share amounts)


                                                                           For the three months ended December 31, 2000
                                                              -------------------------------------------------------------------
                                                                 Ziff Davis Media Inc.
                                                                    and Restricted             Unrestricted
                                                                     Subsidiaries              Subsidiaries             Total
                                                              ------------------------     -----------------     ----------------
Revenue, net..................................................          $123,209               $  2,536              $125,745
Cost of operations:
 Cost of production...........................................            37,633                  4,184                41,817
 Selling, general and administrative expenses.................            53,914                 10,721                64,635
 Depreciation and amortization of property and equipment......             4,230                    631                 4,861
 Amortization of intangible assets............................            13,600                     --                13,600
                                                                        --------               --------              --------
 Income (loss) from operations................................            13,832                (13,000)                  832
Equity in loss from joint ventures............................               233                     --                   233
Interest expense, net.........................................            14,792                     --                14,792
                                                                        --------               --------              --------
  Loss before income taxes....................................            (1,193)               (13,000)              (14,193)
Income tax provision (benefit)................................             6,506                 (5,471)                1,035
                                                                        --------               --------              --------
  Net loss....................................................          $ (7,699)              $ (7,529)             $(15,228)
                                                                        ========               ========              ========


                                                                           For the nine months ended December 31, 2000
                                                              -------------------------------------------------------------------
                                                                 Ziff Davis Media Inc.
                                                                    and Restricted             Unrestricted
                                                                     Subsidiaries              Subsidiaries             Total
                                                              ------------------------     -----------------     ----------------
Revenue, net..................................................        $350,218                 $  2,917               $353,135
Cost of operations:
 Cost of production...........................................         102,127                    4,271                106,398
 Selling, general and administrative expenses.................         164,417                   21,392                185,809
 Depreciation and amortization of property and equipment......          10,626                      635                 11,261
 Amortization of intangible assets............................          35,899                       --                 35,899
                                                                      --------                 --------               --------
 Income (loss) from operations................................          37,149                  (23,381)                13,768
Equity in income from joint ventures..........................             983                       --                    983
Interest expense, net.........................................          42,218                       --                 42,218
                                                                      --------                 --------               --------
 Loss before income taxes.....................................          (4,086)                 (23,381)               (27,467)
Income tax provision (benefit)................................           6,579                   (5,211)                 1,368
                                                                      --------                 --------               --------
  Net loss....................................................        $(10,665)                $(18,170)              $(28,835)
                                                                      ========                 ========               ========

8.    Subsequent Events

  On October 16, 2000, the Company filed a registration statement with the Securities and Exchange Commission in relation to an exchange offer for the Notes. This registration statement became effective on January 26, 2001. The exchange offer, which began on January 29, 2001 and will be completed on February 26, 2001, has no impact on the Company's obligations under the Notes.

  On January 19, 2001, the Company amended its existing ZDNet license agreement and terminated the current Computer Shopper service agreement and entered a new agreement effective March 1, 2001, which significantly reduced the term and financial impact of the agreements. (See Note 4).

  On January 23, 2001, the Company prepaid $20,000 of outstanding principal under its Senior Credit Facility. After this prepayment, the Company's total debt balance is $490,290 comprised of $240,290 outstanding under the senior credit facility and $250,000 in Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  You should read the following discussion in conjunction with our financial statements and our unaudited pro forma consolidated financial information, including the notes to those statements, that are included in our Form S-4 Registration Statement dated January 24, 2001. The following discussion and analysis of our financial condition and results of operations covers periods prior to the consummation of the transactions and does not reflect the impact of these events or of the business strategy implemented after the consummation of the transactions. The following discussion includes forward-looking statements that involve risks and uncertainties. See "Liquidity and Capital Resources."

Overview

  We publish and license magazines, provide editorial content about the technology industry and the Internet, in both print and online, and to a lesser extent provide custom testing services and software and produce conferences, seminars and webcasts. On April 5, 2000, we acquired certain publishing assets ("Ziff Davis Publishing", "ZDP" or the "Predecessor") from Ziff-Davis Inc. ("ZDI"), an unrelated company for $780.0 million plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting.

  We had no operations prior to April 5, 2000. Our financial statements as of December 31, 2000, and for the nine-month period then ended are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. The combined financial statements of the Predecessor for periods prior to April 5, 2000 are prepared on a carve-out basis, as ZDP was not a separate legal entity owned by ZDI.

  Since April 5, 2000, we have formed two subsidiaries which are focused on developing and launching new products and businesses. These subsidiaries, Ziff Davis Development Inc. ("LaunchCo") and Ziff Davis Internet Inc. ("InternetCo"), are collectively referred to, and defined under our debt agreements, as "Unrestricted Subsidiaries". We are developing Internet-related ventures leveraged off our editorial expertise and relationships with our audience and advertisers through InternetCo and developing new publications and businesses through LaunchCo. Where appropriate in our discussion below, we have separately identified amounts associated with the Unrestricted Subsidiaries when comparing amounts to prior year periods, as they relate to new business begun in the current fiscal year and are required to be reported separately under our credit agreements.

  In connection with the Acquisition, we determined that ZDP's wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet our long term strategic objects. As a result, the operations were sold August 4, 2000. The results of these operations are excluded from our consolidated statement of operations for the period from April 5, 2000 to the sale date, August 4, 2000. (See Note 2 to the Unaudited Consolidated Financial Statements). Our 1999 financial statements include the operating results of ZDP's wholly-owned international operations.

Results of operations

 Comparison of the three months ended December 31, 2000 and the three months ended December 31, 1999.

  The table below sets forth our unaudited consolidated summary of operations (in millions of dollars and as a percentage of net revenue) for the three months ended December 31, 1999 (Predecessor) and 2000, respectively. For comparative purposes, pro forma adjustments have been made to the 1999 figures to exclude the operating results of ZDP's wholly-owned international operations which, as described above, have been sold.

                                                                         For the three months ended December 31,
                                                  -------------------------------------------------------------------------------
                                                                                                                1999
                                                                      1999                                       Pro         2000
                                                                                                                Forma       Actual
                                                  ----------------------------------------------           ----------------------
                                                                   International                    2000        As a percent of
                                                     Actual         Operations       Pro Forma     Actual         Revenue, net

                                                  -------------------------------------------------------------------------------
Revenue, net......................................   $ 154.2           $22.1          $ 132.0      $125.7       100.0%     100.0%
Cost of production................................      43.1             7.8             35.3        41.8        26.7       31.7
Selling, general and administrative expenses......      78.5            15.3             63.1        64.6        47.8       48.9
Depreciation and amortization.....................      20.1             0.8             19.3        18.5        14.6       14.0
Write-down of intangible assets...................     778.7             2.8            775.9          --         n/m         --
                                                     -------           -----          -------      ------
Income (loss) from operations.....................    (766.2)           (4.6)          (761.6)        0.8
Equity in income from joint ventures..............       0.7              --              0.7        (0.2)        0.5       (0.2)
Interest expense, net.............................        --              --               --        14.8         n/a       11.0
Income tax (benefit) provision....................    (180.8)             --           (180.8)        1.0      (137.0)       0.8
                                                     -------           -----          -------      ------
Net loss..........................................   $(584.7)          $(4.6)         $(580.1)     $(15.2)
                                                     =======           =====          =======      ======
Other Data
EBITDA, as defined................................   $  37.4           $(0.9)         $  38.3      $ 19.0
EBITDA, as defined - Restricted Subsidiaries......       n/a             n/a              n/a        31.4
EBITDA, as defined - Unrestricted Subsidiaries....       n/a             n/a              n/a       (12.4)

 International operations

  As discussed above, we determined to sell our international operations at the time of the transactions and completed the sale in August 2000. Accordingly, the net assets related to these operations were recorded as assets held for sale at the estimated net proceeds from the sale and liquidation of the business, as adjusted for estimated cash flows from these operations and an allocation of interest expense for the estimated holding period. As a result, the financial statements for the three months ended December 31, 2000 do not reflect any results of operations of the international operations. For the three months ended December 31, 1999, the International operations generated $22.1 million in revenue, a net loss of $4.6 million and an EBITDA loss of $0.9 million. The discussion below excludes the impact of the above-described international operations in 1999.

 Revenue, net

  Revenue was $125.7 million for the three months ended December 31, 2000 compared to $132.0 million in the comparable prior year period, a decrease of $6.3 million, or 4.8%. Revenue from the Unrestricted Subsidiaries was $2.5 million for the three months ended December 31, 2000, which primarily related to advertising revenue from new publications, The Net Economy and Expedia Travels. Excluding the Unrestricted Subsidiaries, advertising revenue decreased by $6.0 million, or 6.1%, to $93.8 million. This decrease in advertising revenue was due to a 14.5% decline in advertising pages, partially offset by 15.7% increase in average revenue per page. Other revenue, which is primarily derived from licensing and other services, increased $3.2 million, or 52.4%. This increase is due primarily to (1) $1.3 million of fees related to certain services we provide to Computer Shopper, an unaffiliated magazine, and (2) $0.6 million of service fees earned by eTESTING LABS, which began offering its testing services to third parties during the first quarter of Fiscal 2001 and (3) a $1.7 million increase in licensing revenue, primarily due to license fees from ZDNet. These revenue increases were partially offset by a $6.0 million, or 22.9% decrease in total circulation revenue related to fewer single-copy sales as compared to the same prior year period. Excluding the Unrestricted Subsidiaries, advertising, circulation and other revenue accounted for 76.2%, 16.3% and 7.5% of our consolidated net revenue during the three months ended December 31, 2000, as compared to 75.7%, 19.7% and 4.6% in the comparable prior year period.

 Cost of production

  Cost of production was $41.8 million for the three months ended December 31, 2000, compared to $35.3 million for the comparable prior year period, an increase of $6.5 million, or 18.4%. Cost of production related to the Unrestricted Subsidiaries was $4.2 million which primarily related to the new publications, The Net Economy and Expedia Travels. Excluding the Unrestricted Subsidiaries, cost of production increased $2.3 million or 6.5%. This increase was due to a 15.5% increase in the total number of copies printed to meet increased circulation levels in our aggregate magazine portfolio, partially offset by (i) a decline in total pages produced in our magazine portfolio and
(ii) an increase of approximately 5.5%
in our average price per pound of paper driven by (1) the mix of paper used in our publications and (2) an increase in paper prices. Cost of production, excluding Unrestricted Subsidiaries, increased as a percentage of net revenue to 30.5% from 26.7% for the same periods, due to the increased circulation levels partially offset by higher advertising revenue per page being achieved. Recently, a 9.9% increase in postage rates for calendar year 2001 was approved by the Governors of the U.S. Postal Service. This increase is in line with our expectations and has been considered in our pricing policies. Although we may not be able to recover the postage price increase in whole or in part in our pricing, we do not believe that this increase will have a material adverse effect on our cash flows or results of operations.

 Selling, general and administrative expenses

  Selling, general and administrative expenses for the three months ended December 31, 2000 were $64.6 million compared to $63.1 million for the comparable period in 1999, an increase of $1.5 million, or 2.4%. Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $10.7 million and consisted mainly of operating, pre-publication and business development expenses. Excluding Unrestricted Subsidiaries, selling, general and administrative expenses decreased $9.2 million, or 14.6%. This decrease was partially related to $1.1 million of cost reductions realized in administrative areas such as corporate sales, information technology, finance and human resources, as well as reduced bad debt expense. In addition, the prior year period includes approximately $3.0 million of costs related to remediation of the Year 2000 problem. These selling, general and administrative expense reductions were partially offset by increased editorial, brand development, sales and marketing spending in support of our magazine portfolio, brand repositionings and growth initiatives. Excluding Unrestricted Subsidiaries, selling, general and administrative expenses as a percentage of revenue decreased from 47.8% to 43.8% for the three months ended December 31, 1999 and 2000, respectively. In the fourth quarter of fiscal 2001, we anticipate that the cost savings realized will begin to level off. Additionally, we plan to continue investing in the areas of sales, marketing, editorial and brand development in further support of our growth initiatives and brand repositionings. Selling, general and administrative expenses related to the Unrestricted Subsidiaries are anticipated to increase as development of these new businesses continues. As a result, selling, general and administrative expenses, both in total and as a percentage of revenue, are expected to increase in relation to the comparable prior year period.

 Interest expense, net

  Interest expense was $14.8 million for the three months ended December 31, 2000 compared to no interest expense in the comparable prior period. This increase is the result of indebtedness incurred in connection with the transactions, and the 12% senior subordinated notes due 2010. Our weighted average debt outstanding was approximately $525.5 million and our weighted average interest rate was 11.11% for the three months ended December 31, 2000. Prior to the transactions, external financing transactions were executed and funded by ZDI, as a result, interest expense of the Predecessor is not applicable.

 Income taxes

  The income tax provision of $1.0 million for the three months ended December 31, 2000 and the income tax benefit of $180.8 million in the comparable period in 1999 represent effective rates of negative 7.3% and positive 23.6%, respectively. The effective rate for the three months ended December 31, 2000 results from our full year estimate of certain minimum state and local taxes despite the consolidated entity being forecast in a pre-tax loss position.

 Net loss

  Net loss of $15.2 million for the three months ended December 31, 2000 improved $569.5 million compared to net loss of $584.7 million for the comparable prior year period. Excluding the results of ZDP's wholly-owned international operations, net loss for the three months ended December 31, 1999 was $580.1 million.

 EBITDA

  EBITDA is defined as income before provision for income taxes, interest expense, depreciation and amortization expense and other non-cash charges. EBITDA, as defined is not a measure of performance under GAAP, and EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company's ability to service debt.

EBITDA (subject to certain adjustments) is also a component of our debt compliance calculations. However, our method of computation may not be comparable to similarly titled measures of other companies.

  EBITDA for the three months ended December 31, 2000, was $19.0 million. EBITDA related to the Unrestricted Subsidiaries was a loss of $12.4 million. Excluding Unrestricted Subsidiaries, EBITDA was $31.4 million compared to $38.3 million for the comparable prior year period, a $6.9 million or 18.0% decrease. Excluding Unrestricted Subsidiaries, the ratio of EBITDA to revenue was 25.6% as compared to 29.0% for the comparable prior year period.

 Comparison of the nine months ended December 31, 2000 and the nine months ended December 31, 1999.

  The table below sets forth our consolidated summary of operations in (millions of dollars and as a percentage of net revenue) for the nine months ended December 31, 1999 (Predecessor) and 2000, respectively. For comparative purposes, pro forma adjustments have been made to the 1999 figures to exclude the operating results of ZDP's wholly-owned international operations which, as described above, have been sold.

                                                                             For the nine months ended December 31,
                                                  -------------------------------------------------------------------------------
                                                                                                                1999
                                                                      1999                                       Pro         2000
                                                                                                                Forma       Actual
                                                  ----------------------------------------------           ----------------------
                                                                   International                    2000        As a percent of
                                                     Actual         Operations       Pro Forma     Actual         Revenue, net
                                                  -------------------------------------------------------------------------------
Revenue, net.......................................   $ 408.7           $58.9         $ 349.8        $353.1      100.0%     100.0%
Cost of production.................................     118.6            20.9            97.7         106.4       27.9       30.4
Selling, general and administrative expenses.......     217.1            41.5           175.6         185.8       50.2       53.1
Depreciation and amortization......................      62.3             2.4            60.0          47.1       17.2       13.5
Write-down of intangible assets....................     778.7             2.8           775.9            --        n/m         --
                                                      -------           -----         -------        ------
Income (loss) from operations......................    (768.0)           (8.7)         (759.4)         13.8
Equity in income from joint ventures...............       1.9              --             1.9           1.0        0.5        0.3
Interest expense, net..............................        --              --              --          42.2        n/a       12.0
Income tax (benefit) provision.....................    (181.0)             --          (181.0)          1.4      (51.7)       0.4
                                                      -------           -----         -------        ------
Net loss...........................................   $(585.1)          $(8.7)        $(576.5)       $(28.8)
                                                      =======           =====         =======        ======
Other Data
EBITDA, as defined.................................   $  80.9           $(3.5)        $  84.4        $ 61.9
EBITDA, as defined - Restricted Subsidiaries.......       n/a             n/a             n/a          84.7
EBITDA, as defined - Unrestricted Subsidiaries.....       n/a             n/a             n/a         (22.8)

 International operations

  For the nine months ended December 31, 1999, the International operations generated $58.9 million in revenue, a net loss of $8.7 million and an EBITDA loss of $3.5 million. The discussion below for the nine month period ended December 31, 1999 and 2000 excludes the impact of the above-describe International operations in 1999.

 Revenue, net

  Revenue increased $3.3 million, or 0.9%, from $349.8 million in the nine months ended December 31, 1999 to $353.1 million for the nine months ended December 31, 2000. Revenue from the Unrestricted Subsidiaries was $2.9 million for the nine months ended December 31, 2000, which primarily related to advertising revenue from the new publications, The Net Economy and Expedia Travels. Excluding the Unrestricted Subsidiaries, advertising revenue increased by $3.0 million, or 1.2% to $263.6 million. This advertising revenue increase was due to a 13.0% increase in average revenue per page partially offset by a 9.9% decline in advertising pages. Other revenue, which is primarily derived from licensing and other services, increased $7.1 million, or 39.5%. This increase is due primarily to (1) $3.8 million of fees related to certain services we provide to Computer Shopper, an unaffiliated magazine, (2) $1.9 million of service fees earned by eTESTING LABS, which began offering its testing services to third parties during the first quarter of Fiscal 2001 and
(3) a $1.5 million increase in licensing revenue, primarily due to license fees from ZDNet. These revenue increases were partially offset by a $9.7 million, or 13.6%, decrease in total circulation revenue primarily related to fewer single-copy sales as compared to the same prior year period. Excluding the Unrestricted Subsidiaries, advertising, circulation and other revenue accounted for 75.3%, 17.6% and 7.1% of our consolidated net revenue during the nine months ended December 31, 2000, as compared to 74.5%, 20.4% and 5.1% in the comparable prior year period.

 Cost of production

  Cost of production was $106.4 million for the nine months ended December 31, 2000, compared to $97.7 million for the nine months ended December 31, 1999, an increase of $8.7 million, or 8.9%. Cost of production related to the Unrestricted Subsidiaries was $4.3 million which primarily related to the new publications, The Net Economy and Expedia Travels. Excluding the Unrestricted Subsidiaries, cost of production increased $4.4 million or 4.5%. This increase was due to a 13.3% increase in the total number of copies printed to meet increased circulation levels in our aggregate magazine portfolio, partially offset by (i) a decline in total pages produced in our magazine portfolio and
(ii) an increase of approximately 5.5% in our average price per pound of paper driven by (1) the mix of paper used in our publications and (2) an increase in paper prices. Cost of production, excluding Unrestricted Subsidiaries, increased as a percentage of net revenue to 29.2% from 27.9% for the same periods, due to increased circulation levels partially offset by the higher advertising revenue per page being achieved.

 Selling, general and administrative expenses

  Selling, general and administrative expenses for the nine months ended December 31, 2000 were $185.8 million compared to $175.6 million in the comparable prior year period, an increase of $10.2 million, or 5.8%. Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $21.4 million and consisted mainly of operating, pre-publication and business development expenses. Excluding Unrestricted Subsidiaries, selling, general and administrative expenses decreased $11.2 million, or 6.4%. This decrease was primarily related to $8.7 million of cost reductions realized in administrative areas such as corporate sales, information technology, finance and human resources, as well as reduced bad debt expense. In addition, the prior year period includes approximately $3.0 million of costs related to remediation of the Year 2000 problem. These selling, general and administrative expense reductions were partially offset by increased editorial, brand development, sales and marketing spending in support of our magazine portfolio, brand repositionings and growth initiatives. Excluding Unrestricted Subsidiaries, selling, general and administrative expenses as a percentage of net revenue improved to 47.0% from 50.2% for the nine months ended December 31, 2000 and 1999, respectively.

 Interest expense, net

  Interest expense was $42.2 million for the nine months ended December 31, 2000 compared to no interest expense in the comparable prior period. This increase is the result of indebtedness incurred in connection with the transactions, and the 12% senior subordinated notes due 2010. Our weighted average debt outstanding was approximately $545.5 million and our weighted average interest rate was 11.16% for the nine months ended December 31, 2000. Prior to the transactions, external financing transactions were executed and funded by ZDI, as a result, interest expense of the Predecessor is not applicable.

 Income taxes

  The income tax provision of $1.4 million for the nine months ended December 31, 2000 and the income tax benefit of $181.0 million in the comparable period in 1999 represent effective rates of negative 5.0% and positive 23.6%, respectively. The effective rate for the nine months ended December 31, 2000 results from our full year estimate of certain minimum state and local taxes despite the consolidated entity being forecast in a pre-tax loss position.

 Net loss

  Net loss of $28.8 million for the nine months ended December 31, 2000 decreased $547.6 million compared to net loss of $585.1 million for the comparable prior year period. Excluding the results of ZDP's wholly-owned international operations, net loss for the nine months ended December 31, 1999 was $576.5 million.

 EBITDA

  EBITDA for the nine months ended December 31, 2000, was $61.9 million. EBITDA related to the Unrestricted Subsidiaries was a loss of $22.7 million. Excluding Unrestricted Subsidiaries, EBITDA was $84.7 million compared to $84.4 million for the comparable prior year period, a $0.3 million increase. Excluding Unrestricted Subsidiaries, the ratio of EBITDA to revenue improved to 24.2% from 24.1% for the comparable prior year period.

 Liquidity and capital resources

  Total cash at December 31, 2000 was $84.9 million. This balance is comprised of (1) $36.7 million of net cash generated by the Restricted Subsidiaries during the nine months ended December 31, 2000, (2) $28.5 million of net cash proceeds from the sale of our international operations and (3) $19.7 million of cash earmarked for the Unrestricted Subsidiaries.

  Under our senior credit facility, we have Restricted and Unrestricted Subsidiaries. As described above, the Unrestricted Subsidiaries are LaunchCo and InternetCo and, at the time of the transactions, $50.0 million of our equity proceeds (contributed by Willis Stein and co-investors) were earmarked for funding of these subsidiaries. The Restricted Subsidiaries represent our remaining subsidiaries and are generally comprised of businesses that were acquired from ZDI. The senior credit facility and indenture governing the $250.0 million 12% notes due 2010 place restrictions on funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries.

  Details of changes in cash and cash equivalents during the nine-month period ended December 31, 2000, are discussed below. Prior to April 5, 2000, the Predecessor participated in ZDI's centralized cash management system. As such, external financing transactions including debt service and capital spending for major capital projects were executed and funded by ZDI. Predecessor cash balances primarily represent cash held by international operations.

  Operating Activities.   We currently rely primarily upon cash flow from
operating activities and borrowings under our revolving credit facility to finance our operations and expansion. Cash provided by operating activities was $46.5 million for the nine month period ended December 31, 2000, compared to $54.1 million for the comparable prior year period, a decrease of $7.6 million or 14.1%. The decrease in cash provided by operating activities was due primarily to $25.0 million of cash interest paid and was partially offset by increased cash flow associated with certain working capital improvements achieved during the nine months ended December 31, 2000. These working capital improvements mainly related to reductions in advertising accounts receivable and inventory primarily due to enhanced credit and collection activities since the transactions and our decision to outsource a significant portion of our paper buying operations to our printers resulting in a decreased investment in paper inventory. Cash flow from accounts receivable and inventory increased $11.1 million and $7.9 million, respectively, when compared to the prior year period.

  Investing Activities.   Cash used by investing activities of $786.0 million in
the nine month period ended December 31, 2000 reflects cash used primarily for our purchase of ZDP at a total cost of $798.3 million, including fees and expenses, and $18.9 million of capital expenditures ($8.1 million associated with the Restricted Subsidiaries). These cash investments were partially offset by net proceeds from the sale of our international operations of $28.5 million and $3.1 million of dividends received from our MacWorld joint venture. We estimate that our capital expenditures for fiscal 2001 will be approximately $10 million with respect to the Restricted Subsidiaries. We have earmarked $2.0 million of our international proceeds to fund these capital expenditures and through the nine month period ended December 31, 2000, we used $1.0 million of such proceeds for capital spending. We anticipate making additional capital investments in connection with the continued development of the businesses of the Unrestricted Subsidiaries, however, the amount and timing of such investments has not yet been determined and will vary depending upon the implementation of the related business plans

  Financing Activities.   Cash provided by financing activities was $822.4
million for the nine month period ended December 31, 2000. In conjunction with the transactions, we (1) entered into a $405.0 million senior credit facility of which $355.0 million was funded at the closing of the transactions, (2) issued $175.0 million senior subordinated notes and (3) received equity contributions from our parent company, Ziff Davis Holdings Inc., of $335.0 million ($333.0 million of which was received during the nine months ended December 31, 2000) that was funded by Willis Stein and its co-investors. In addition to these transactions in July 2000, we completed an offering of $250.0 million 12% senior subordinated notes due 2010 ("the Notes"), the proceeds of which were primarily used to repay indebtedness. In connection with the foregoing financing activities, we paid approximately $20.7 million in costs and expenses related to our various debt agreements.

  Proceeds from the notes were used to (1) repay the $175.0 million senior subordinated notes in full, (2) prepay approximately $59.7 million of the senior credit facilities, (3) pay $6.9 million of accrued interest related to senior and subordinated debt and (4) pay approximately $8.4 million of transaction related fees. Following the Notes offering, the senior credit facility consisted of a $295.3 million term loan and a $50.0 million revolving credit facility, of which up to $10.0 million may be utilized for letters of credit. As of December 31, 2000, the full $50.0 million was available for future borrowing. The term loan matures in two tranches one due December 31, 2006 and the other due March 31, 2007, respectively, with quarterly payments beginning March 31, 2001. At December 31, 2000, $9.2 million of our bank debt was due within the next 12 months. Borrowings under the revolving credit facility are due December 31, 2006.

  On November 10, 2000, we prepaid $35.0 million of principal outstanding under senior credit facilities. On January 23, 2001, we prepaid $20.0 million of principal owed under our senior credit facilities, reducing our total debt balance to $490.3 million and our senior debt balance to $240.3 million. These two principal prepayments will result in a reduction of approximately $6.0 million in annual interest expense.

  At March 31, 2001, we are required to have a ratio of debt to EBITDA of 4.5 to
1.0. Should the ratio be in excess of 4.5 to 1.0, either we will repay indebtedness under our senior credit facilities or Willis Stein and its co-investors will contribute to us up to a maximum of $50.0 million in additional equity (less any amounts previously contributed) so that we may repay indebtedness under our senior credit facilities (and permanently reduce commitments thereunder in an amount equal to such repayment), in either case in order to reduce our ratio of debt to EBITDA. In no event will Willis Stein and its co-investors be required to contribute more than $50.0 million for this purpose. We are currently in compliance with our debt covenants and anticipate that at March 31, 2001, we will remain in compliance either through operating performance or by making additional debt prepayments.

  Our senior credit facility requires that we enter into hedge agreements so that at least 50% of our funded debt be effectively set at a fixed rate of interest. On September 27, 2000, we entered into an interest rate swap agreement in the notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. This swap agreement, coupled with the Notes, results in $275.0 million or 53.9% of our funded debt being effectively set at a fixed rate of interest as of December 31, 2000.

  In connection with the transactions, we earmarked $50.0 million of our equity proceeds, contributed by Willis Stein and co-investors, for funding the working capital and financing needs of LaunchCo and InternetCo. At December 31, 2000, there was $19.7 million of cash remaining from the original $50.0 million earmarked for funding of the Unrestricted Subsidiaries. As we continue to develop existing and launch additional products or businesses within LaunchCo and InternetCo, we may seek additional funding. The amount and timing of such funding needs will vary depending upon approval and implementation of the related business plans. As these needs arise, we will review potential financing options, however, there can be no assurance that we will be successful in raising the needed funds. Under the terms of our debt agreements, we are generally limited to $5.0 million investments in each of the Unrestricted Subsidiaries.

  In August 2000, we and our European subsidiaries completed the sale of our wholly-owned International operations (excluding international licensing and international joint ventures) to VNU N.V. and affiliates for a purchase price of approximately $42.0 million.

  The purchase price for these assets consists of:

     (1) $31.0 million in cash subject to post closing adjustments, plus

     (2) $3.2 million related to purchase of inventory, prepaid expenses and fixed assets, excluding leasehold improvements offset by approximately $3.5 million of net subscription liabilities assumed; and

     (3) an additional $15.0 million to be paid over a period of five years in five annual payments of $3.0 million which we have recorded at a net present value of $11.3 million.

  We retained most of the related accounts receivable and liabilities. At closing, we received net proceeds of $30.9 million and have incurred $2.4 million in net costs and expenses associated with the sale and liquidation of these operations. Under our senior credit agreement, these net proceeds must be used for certain permitted capital expenditures and acquisitions within 360 days from the sale date or they must be used to prepay principal due under our senior credit facility. As a result, these net proceeds have been classified as restricted cash, a non-current asset in our Consolidated Balance Sheet. During our third fiscal quarter, we utilized $1.0 million of the international proceeds for capital spending. In addition, we utilized $7.0 million of the international proceeds as part of our debt prepayment on January 23, 2001 (described below).

  With respect to our Restricted Subsidiaries, we expect that our current cash balances, combined with cash provided by operations and the availability of funds under our revolving credit facility, will continue to provide the capital necessary to fund operations, as well as meet existing obligations for the next twelve months. We continuously evaluate potential acquisitions of businesses, which complement our existing operations. Depending on various factors, including, among others, the cash consideration required in such potential acquisitions, we may determine to finance any such transaction with existing sources of liquidity and may determine to consider such acquisition as a component of either the Restricted or Unrestricted Subsidiaries.

Cyclicality

  Revenue from advertising accounts for approximately 75% of our total revenue. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results. Further, economic trends could also significantly impact the growth of our revenue and operating results with respect to prior periods.

Forward-Looking Statements and Risk Factors

  Certain statements in this Quarterly Report on Form 10-Q contain "forward-looking statements." Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "expects", "should", "believes", "plans", "anticipates", "estimates", "predicts", "potential", or "continue", and any other words of similar meaning.

  Statements regarding the company's future financial performance or results of operations, including expected revenue growth, future paper, postage, printing or other expenses, future operating margins, anticipated capital spending, our ability to obtain funding for the Unrestricted Subsidiaries and other future or expected performance are subject to the following risks: the acquisition of businesses or the launch of new lines of business, which could increase operating expense and decrease operating margins; the inability to identify, develop and achieve success for new products, services and technologies; the inability to attract new customers for the company's publications and services; increased competition, which could lead to decreases in users or negative pressure on the company's pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with suppliers and advertisers; a decrease in the growth of advertising spending in magazines or in general or on our businesses in particular; failure of advertisers to meet their commitments under the their contracts to purchase advertising. For risks about our business, see our Registration Statement on Form S-4 dated January 24, 2001, including under the captions "Risk Factors" and "Management's Discussion and Analysis of Results of Operations."

  Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995. Factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Commodity Price Risk.   Our results of operations could be significantly
affected by changes in the price of paper. Paper prices have fluctuated over the past several years, rising from 1994 through 1996, declining in 1997, remaining relatively flat in 1998 and 1999, and rising in 2000. We do not use forward contracts and most of our paper supply contracts, which are generally for a two-to-three year renewable term, provide for price adjustments to reflect changing market prices. Accordingly, significant increases in paper prices could adversely affect our future results of operations.

  Interest Rate Risk.   Our earnings could be affected by changes in short-term
interest rates related to our senior secured credit facilities. Our senior secured credit facilities are based on floating rates with fixed margins above those rates. As part of the obligations under the senior secured credit facility, we are required to enter into hedging arrangements with respect to those loans by October 5, 2000, to reduce risk. On September 27, 2000, we entered into an interest rate swap agreement with a notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. At January 31, 2001, we have $490.3 million of total debt of which $275.0 million bears a fixed rate of interest either contractually or through the use of hedge agreements. A 1% change in interest rates would impact interest expense related to the $215.3 million remaining variable rate date by approximately $2.2 million.

  The swap agreement is viewed as a risk management tool and is not used for trading or speculative purposes. The notional amount of $25 million does not represent a real amount exchanged by the parties and therefore, is not a measure of our exposure related to the swap agreement. The fair value of the swap agreement was estimated by obtaining a quote from a broker. The quote represented the amount we would pay if the agreement was terminated at the balance sheet date. Although it is not our intention to terminate the swap agreement, the fair value indicates that the termination of the swap agreement would result in a loss of approximately $0.7 million. By their nature, swap agreements involve credit risk, due to the possible nonperformance by counterparties. To mitigate this risk, we entered into the swap agreement with a major financial institution.

                          PART  II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

  On October 16, 2000, the Company filed registration statement with the Securities and Exchange Commission, in relation to an exchange offer for the Notes. This registration statement became effective January 26, 2001. The exchange offer which began on January 29, 2001 will be completed on February 26, 2001, has no impact on the Company's obligations under the Notes.



ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       None

(b)  Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter.


Items 1, 3, 4 and 5 are not applicable and have been omitted.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Ziff Davis Media Inc.

                                By:    /s/ Robert L. Madore
                                   ----------------------------------
                                           Robert L. Madore
                                           Chief Financial Officer
                                           (On behalf of the Registrant and as
                                           Principal Financial Officer)

                                Date:  February 14, 2001