Form 10-K
period 2001-03-31
ZIFF DAVIS MEDIA INC
filed 2001-07-16
CIK 1123652

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001.

                                       OR

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

                              28 East 28th Street,
                            New York, New York 10016
              (Address of principal executive offices and zip code)

        Registrants telephone number, including area code: (212) 503-3500

          Shares registered pursuant to Section 12(b) of the Act: None

          Shares registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of July 13, 2001, 1,000 shares of common stock, par value, $0.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              ZIFF DAVIS MEDIA INC.

           Index to Form 10-K for the Fiscal Year ended March 31, 2001
                                                                            Page
                                                                            ----
PART I

Item  1.    Business........................................................   3
Item  2.    Properties......................................................  11
Item  3.    Legal Proceedings...............................................  11
Item  4.    Submission of Matters to a Vote of Security Holders.............  12


PART II

Item  5.    Market for Registrant's Common Equity and Related
              Stockholder Matters........................................     12
Item  6.    Selected Financial Data.........................................  12
Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................     12
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk......  12
Item  8.    Financial Statements and Supplementary Data.....................  12
Item  9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................     12

PART III

Item  10    Directors and Executive Officers of the Registrant..............  13
Item  11    Executive Compensation..........................................  15
Item  12    Security Ownership of Certain Beneficial Owners and Management..  17
Item  13    Certain Relationships and Related Transactions..................  18


PART IV

Item  14    Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K................................................     19

SIGNATURES  ................................................................  20

APPENDIX    ................................................................ F-1

Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K contain "forward-looking statements." Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenue or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "expects", "should", "believes", "plans", "anticipates", "estimates", "predicts", "potential" or "continue", and any other words of similar meaning.

     Statements regarding the company's future financial performance or results of operations, including expected revenue growth, future paper, postage, printing or other expenses, future operating margins, anticipated capital spending, our ability to obtain funding and other future or expected performance are subject to the following risks: the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and decrease operating margins; the inability to identify, develop and achieve success for new products, services and technologies; the inability to attract new customers for the company's publications and services; increased competition, which could lead to decreases in users or negative pressure on the company's pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with suppliers and advertisers; a decrease in the growth of advertising spending in magazines or in general or on our businesses in particular; failure of advertisers to meet their commitments under their contracts to purchase advertising. For risks about our business, see our Registration Statement on Form S-4 dated January 24, 2001, including under the captions "Risk Factors" and "Management's Discussion and Analysis of Results of Operations."

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

                                     PART I

ITEM 1.  BUSINESS

Background

     Ziff Davis Media Inc. (the "Company", "we") is a multimedia content company whose principal business is publishing. We publish and license magazines, provide editorial content about technology and the Internet, both in print and online, and also provide custom testing services and software and produce conferences, seminars and webcasts. The Company was incorporated in the state of Delaware on November 24, 1999 and was formed to acquire certain publishing assets of the Publishing division ("Ziff-Davis Publishing", "ZDP" or "Predecessor") of Ziff-Davis Inc. ("ZDI"), an unrelated company. Our major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. ("LaunchCo") and Ziff Davis Internet Inc. ("InternetCo"). The Company's year-end is March 31, while ZDP's year-end was December 31.

     We had no operations prior to April 5, 2000, when we completed the acquisition of ZDP for $780.0 million plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting. We funded the Acquisition by: (i) issuing 1,000 shares of common stock to our parent company, Ziff Davis Holdings Inc., for $335.0 million, (ii) entering into a $405.0 million senior credit facility of which $355.0 million was borrowed at closing and (iii) issuing $175.0 million of senior subordinated notes (the "Bridge Loan") (See Note 5 of Notes to Consolidated Financial Statements). Fees and expenses, including debt issuance costs associated with the Acquisition, totaling approximately $30.0 million, were paid with the equity and debt proceeds.

     Our operations are classified into two reportable operating segments, Established Businesses and Developing Businesses.

     The Established Businesses segment is engaged in publishing and licensing magazines with editorial content about technology and the Internet. The business segment licenses its content and brands to more than 50 licensees in over 30 foreign markets. In addition, this segment also publishes MacWorld through a 50% owned joint venture with International Data Group.

     The Developing Businesses segment is comprised of our InternetCo and LaunchCo subsidiaries. This segment is focused on developing (1)
Internet-related ventures leveraged off our editorial expertise and relationships with our audience and advertisers in our Established Businesses and (2) new businesses including publications, testing services, conferences and research.

Established Businesses

     We are one of the largest technology magazine publishers in the United States as measured by revenue. In 2000, we had an estimated 25% share of the technology magazine industry based on advertising revenue. Our 11 established U.S. titles, excluding our MacWorld joint venture, have a combined circulation of approximately 5.9 million and estimated domestic readership of approximately 21 million individuals. Our magazines are well known, leading publications that offer readers comprehensive market and product coverage as well as access to lab-based testing and award-winning editorial content. Our titles include PC Magazine and eWeek (formerly PC Week), which were the number two and number four ranked technology magazines, respectively, in the United States in 2000 as measured by advertising revenue. PC Magazine was the 17th largest domestic magazine in 2000 as measured by advertising revenue, placing it among the leading domestic business and entertainment magazines such as Business Week's North America edition, Forbes, Fortune and People. In addition, Yahoo! Internet Life and Interactive Week, were named two of the top 20 magazine launches of the 1990s by Folio magazine and are the leading publications in their respective market places. We are also the leading publisher of electronic games magazines, with the largest market share, an estimated 40.1%, based on advertising revenue in 2000.

     Our readers are well-educated, influential buyers of technology and other products and decision-makers in their professional fields and households, which makes them attractive to a wide range of technology advertisers. For example, the more than 2.8 million estimated business influencers (professionals who recommend, specify and/or approve product purchases) who read PC Magazine each spent an estimated average of $390,000 on technology products in 2000, according to IntelliQuest. Similarly, in December 2000, according to BPA International, the average technology budget for readers of eWeek was $26.5 million. Furthermore, according to Mediamark Research Inc.'s Fall 2000 data release, the average household incomes of the PC Magazine and Yahoo! Internet Life readers are approximately $77,000 and $71,000, respectively, which are significantly higher than the average U.S. household income. The size and composition of our readership offers advertisers concentrated exposure to their target audiences. As a result, our top 10 advertisers, including Microsoft, International Business Machines, Hewlett Packard and Dell Computer, have consistently advertised in our publications. Importantly, as technology has become more pervasive, our publications are becoming more appealing to a broader range of advertisers.

     Our current portfolio of established titles can be divided into the following three categories: (1) Business publications; (2) Consumer publications; and (3) Games publications. The following table sets forth information regarding these titles:

Established Businesses Segment

                                                                   Year 2001
                                         First      Primary         Target
Magazine Title (1)                       Issue     Audience       Circulation
--------------------------------------------------------------------------------
Business Publications
PC Magazine ............................  1981      Business      1,225,000
Ziff Davis SMART BUSINESS ..............  1988      Business        800,000
eWeek ..................................  1983      Business        400,000
Interactive Week .......................  1994      Business        300,000
Smart Partner ..........................  1998      Business         85,000

Consumer Publications
Yahoo! Internet Life ...................  1995      Consumer      1,100,000
Family Internet Life (formerly FamilyPC)  1994      Consumer        700,000

Games Publications
Electronic Gaming Monthly ..............  1988      Consumer        500,000
Official U.S. PlayStation Magazine .....  1997      Consumer        375,000
Computer Gaming World ..................  1981      Consumer        340,000
Expert Gamer ...........................  1988      Consumer        200,000

(1) Does not include MacWorld (published through a joint venture with International Data Group)

Business Publications

     Our titles in this category provide authoritative, independent guidance to business influencers and professionals that is considered by its readers a primary resource for technology purchasing decisions and business solutions.

     PC Magazine. PC Magazine is one of the nation's largest technology magazines, with a circulation rate base of more than 1.2 million and an estimated readership of more than 6.6 million. The magazine's brand recognition is estimated to be more than 50% among all U.S. adults and more than 80% among individuals involved in the purchase of computer-related products and services. PC Magazine differentiates itself through unique and extensive product reviews based on benchmark testing performed in the PC Magazine Labs, supplemented by its "First Looks" section covering recently released technology products and by its widely respected opinion/analysis columns. As the Internet becomes more pervasive, we are broadening PC Magazine's focus to increase its emphasis on Internet infrastructure products and services.

     Ziff Davis Smart Business. The magazine is for business leaders needing to know the "why and how" of deploying technology and services to grow business focusing on the bottom line. The publication's editorial focus emphasizes not only how a product will perform from a technical standpoint, but also how real users will rate the product and how it will impact their business. The magazine offers a blend of product-oriented coverage that combines performance-oriented testing with usability testing from the Ziff Davis Smart Business Usability Lab. Articles include reviews of hardware, software, Internet products and CD-ROMs, as well as highlights of technologies and top picks.

     eWeek. With a rate base of 400,000, eWeek is one of the largest controlled-circulation technology publications. Controlled-circulation publications are distributed directly to qualified professionals without charge. Through print, the Internet, webcasts, interactive and face-to-face seminars and conferences, eWeek helps leading e-business IT decision makers evaluate and deploy Internet technology solutions in their enterprises. In order to qualify for subscriptions, eWeek readers must have a minimum budget authority of $25,000, must purchase Internet/intranet products and services and work at a site that has the Internet installed, as audited by BPA International. The criteria we use to qualify readers for this magazine are some of the highest qualification standards in the industry. We believe this makes eWeek attractive to advertisers selling products and services to IT professionals and businesses building dot-com enterprises, such as consulting, telecommunications and Internet infrastructure companies.

     eWeek is aggressively expanding its franchise to other branded products and services that are advertiser- or sponsor-supported, such as special report series, online content and online events, such as the eWeek Live! platform. The regularly scheduled online seminars focus on eWeek content areas, including eWeek eValuations, Fast@Tracks special reports and eWeek Labs.

     Interactive Week. A controlled-circulation publication launched in 1994, Interactive Week has become one of the largest newsweeklies focused on the Internet as measured by circulation, with a rate base of 300,000 as of January 2001. We only distribute the magazine to readers who are business and technology leaders responsible for facilitating and implementing e-commerce and communications solutions for their organization's Internet strategies. Interactive Week provides complete coverage of the Internet, from building the infrastructure to the applications to the devices used to access the information.

     Smart Partner. Smart Partner is the leading "how to" magazine for IT consultants, integrators, outsourcing and solution providers. Smart Partner's readers determine what and how customers select, design and deploy technology to bolster operating results and solve business problems. Smart Partner identifies the most lucrative opportunities and technologies in the consulting, integration, outsourcing and software-development markets and shows IT consultants how to build profitable alliances with customers, hardware providers, software providers and service providers. Effective with the July 23, 2001 issue, Smart Partner will be published 18 times a year with a controlled-circulation of 120,100.

Consumer Publications

     Our titles in this category include Yahoo! Internet Life and Family Internet Life. These publications address the changes and new opportunities that technology and the Internet present in people's personal lives. The increasing interest in and use of the Internet has contributed to the rapid growth of these titles.

     Yahoo! Internet Life. Launched in 1995, Yahoo! Internet Life has been one of the fastest growing technology magazines and among the fastest growing magazines in the publishing industry with a rate base that grew from 100,000 to 1,100,000 (as of the September 2000 issue) in less than five years. We believe the magazine has firmly established itself as the "Voice of the Net," helping readers incorporate the benefits of the Internet revolution into their everyday lives by explaining how and where to access and utilize the most valuable content available on the Internet. Yahoo! Internet Life measures the societal impact of the Internet with issues such as "How America Uses the Net," "America's Most Wired Cities and Towns," and "America's Most Wired Colleges." Issues like "Online Music" and "Online Film" help capture and explain cultural and lifestyle changes resulting from the Internet.

     Family Internet Life (formerly FamilyPC). Written for parents with children between the ages of 3 and 18 years old, Family Internet Life inspires, educates and empowers families to get the most out of life in the 21st century. The magazine's mission is to be the definitive source of information for parents seeking advice on their home computing and Internet experience. Family Internet Life is unique in that it is written by parents, for parents, in a non-technical format, and goes beyond reviewing technology and into technology-related issues. Family Internet Life covers lifestyle-oriented topics, such as education, entertainment, family finance, food, health and beauty, and travel, all within the scope of technology and the family. Through comparative reviews of computer products based on real world, in-home testing, as well as features, tutorials and advice columns, all aspects of family computing are covered.

Games Publications

     Our titles in this category - Electronic Gaming Monthly, Official U.S. Playstation Magazine, Computer Gaming World and Expert Gamer - are positioned to capitalize on the growing interest in electronic games. According to the Informa Media Group, in 2001, the U.S. electronic games market is expected to see sales of approximately $15.7 billion, with revenues expected to rise to $23.7 billion by 2006. Because our readers of these magazines are principally 18 to 34 year-old males, these publications offer advertisers access to a highly focused, difficult-to-reach readership with attractive demographics and spending patterns. At December 31, 2000, we were the leader in the United States in this growing segment, based on advertising revenue (40.1% share), based on total circulation (37.5% share) and based on newsstand circulation (43.4% share). In 2000, 38.5% of our game magazine circulation occurred at the newsstand compared with 30.1% for our audited competitors. On average, our electronic games publications sell nearly 530,000 copies at the newsstand each month.

Other Operations

     MacWorld Joint Venture. MacWorld is published through a 50:50 joint venture with International Data Group and has a rate base of 425,000. MacWorld provides Macintosh buyers with comparative, laboratory-based product evaluations, reviews and information about Macintosh products, supported by its own product testing facility that we believe is the most advanced in the Macintosh industry.

Developing Businesses Segment

     We are developing new publications and businesses through LaunchCo and developing Internet-related ventures leveraged off our expertise in technology and the Internet through InternetCo.

LaunchCo

o New Publications - Expedia Travels, The Net Economy and CIO Insight. In 2000, we launched two new publications - Expedia Travels, a paid consumer magazine with a rate base of 300,000 targeted at travel enthusiasts, and The Net Economy, a 75,000 controlled-circulation business-to-business publication targeted at network operators and service providers of all types. In May 2001, we launched CIO Insight, a 50,000 controlled-circulation publication targeting senior-level IT executives with strategic and business information.

                                                    Primary
     Magazine Title               First Issue       Audience     Rate Base
     -----------------------------------------------------------------------
     Expedia Travels...........   October 2000      Consumer      300,000
     The Net Economy...........   October 2000      Business       75,000
     CIO Insight...............   May 2001          Business       50,000

o eTESTING LABS - eTESTING LABS develops the benchmark tests for our publications and is also an independent for-hire testing service independent of our editorial testing groups. eTESTING LABS develops benchmarking and testing software, which we believe has become the de facto industry standard. Benchmarking is a competitive analysis tool that allows the user to compare competing products. eTESTING LABS' results provide the basis for some of the editorial content of PC Magazine, eWeek and Smart Partner and are instrumental in helping readers with their technology purchasing decisions. We believe that our labs give us a competitive advantage with respect to our editorial content and in acquiring and retaining readers.

InternetCo

o On January 19, 2001, we amended a content license agreement with ZDNet (and its new parent, CNET Networks) which provides that beginning on March 1, 2001, ZDNet's content license becomes non-exclusive and on March 1, 2002, all of ZDNet's license rights to content from our magazines terminate. During the time that the license is non-exclusive, we have the right to use and display the editorial content of our publications through any media, including the Internet. In a sequence from April 1, 2001 through November 1, 2001, ZDNet's right and obligation to maintain websites for our publications will terminate and we will obtain the right to host these websites. Accordingly, InternetCo plans to launch a series of URLs related to our publications throughout 2001.

o On June 1, 2001, InternetCo launched ExtremeTech.com, a web site that targets "hardcore technologists" - the IT professionals and computer enthusiasts who are truly passionate about technology. The site focuses on the technologies that power products, providing this early adopter audience with technical detail that goes well beyond traditional tech coverage.

o On July 2, 2001, InternetCo launched PC Magazine Online (www.pcmag.com) targeting IT professionals with comprehensive product reviews, performance tests and evaluations.

Assets Held For Sale

     In connection with the Acquisition, we determined that ZDP's wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet our long-term strategic objectives. As a result, the operations were sold on August 4, 2000. The results of these operations are excluded from our consolidated statement of operations for the period from April 5, 2000 to the sale date, August 4, 2000. (See Note 5 of the Notes to Consolidated Financial Statements).

Circulation

     Our publications include paid-circulation magazines, which generate revenue from advertising, newsstand sales and subscriptions, and controlled-circulation publications, which are distributed to business leaders and qualified IT professionals and generate revenue principally from the sale of advertising. Our controlled-circulation publications offer business-oriented technology content that appeals to a professional audience in need of specific technology information. Our paid-circulation publications offer business and/or consumer-oriented content that appeals to a broader audience interested in business technology, general Internet/technology, travel and/or electronic games information. In 2000, we published nine domestic paid-circulation publications and four domestic controlled-circulation publications.

     In the year ended March 31, 2001, Circulation Management magazine awarded four of our publications Circulation Excellence Awards, recognizing outstanding achievement, innovation and strategic performance in circulation marketing and management.

Paper and Printing

     Paper is our principal raw material, and in fiscal year ending March 31, 2001, it accounted for 34.0% of our total production costs. We purchased our paper from five main suppliers for our publications, of which four accounted for more than 10% each of our paper supply in fiscal 2001 as measured by tonnage.

     We outsource the printing process for all of our publications. To facilitate efficient and timely printing of our publications, we have established strategic relationships with certain printing companies, including R.R. Donnelley, Brown, and Quebecor. In fiscal 2001, approximately half of our total printing expenses for our publications were for printing services supplied by R.R. Donnelley. Since the Acquisition, we have been seeking to achieve operating improvements by enhancing vendor relationships. In that regard, we have consolidated from four to three printers and outsourced the majority of our pre-press and paper buying operations to these printers.

Competition

     The magazine publishing industry is highly competitive. We compete for advertising and circulation revenue principally with publishers of other technology magazines with similar editorial content as ours. The technology magazine industry has traditionally been dominated by a small number of large publishers. In 2000, the three largest technology publishing companies, Ziff Davis Media Inc., International Data Group ("IDG") and CMP Media ("CMP") accounted for 72.6% of total technology magazine advertising revenue and 62.3% of total technology advertising pages. IDG publications include CIO, Computerworld, InfoWorld, The Industry Standard, Network World, PC World and the "Dummies" book series, and CMP publications include Network Computing, Information Week, Computer Reseller News, Electronic Engineering Times and VARBusiness.

     We believe that we compete successfully with other technology publications based on our market leading position within the technology magazine sector, the nature and quality of our magazines' editorial content and the attractive demographics of our readers. In addition to other technology magazines, our magazines also compete for advertising revenue with general-interest and business magazines and other forms of media, including broadcast and cable television, radio, newspaper, direct marketing and electronic media. In competing with general-interest and business magazines and other forms of media, we rely on our ability to reach a targeted segment of the population in a cost-effective manner.

License Agreements and Service Contracts

     Agreements with CNET Networks and ZDNet. On January 19, 2001, we amended a content license agreement with ZDNet (and its new parent, CNET Networks) to provide that beginning on March 1, 2001, ZDNet's content license becomes non-exclusive and on March 1, 2002, all of ZDNet's license rights to content from our magazines terminate. During the time that the license is non-exclusive, we will have the right to use and display the editorial content of our publications through any media, including the Internet. In a sequence from April 1, 2001 through November 1, 2001, ZDNet's right and obligation to maintain websites for our publications will terminate and we will obtain the right to host these websites. As consideration for amending the license agreement, ZDNet is obligated to pay us a royalty termination fee of $4.5 million, $2.2 million of which was paid on March 1, 2001 and $2.3 million of which is payable on March 1, 2002, and ZDNet is not obligated to pay any royalties with respect to licensed content after February 28, 2001.

     Under the previous five-year license agreement with ZDNet, we were providing the editorial content of our publications existing as of April 4, 2000 to ZDNet and ZDNet maintained websites for those publications. This agreement did not cover any new publications acquired or developed by us after the date of the Acquisition (such as Expedia Travels and The Net Economy), to which we retain all rights in every medium, and it specifically allows us, in certain circumstances, to transact e-commerce independently of ZDNet for all publications.

     We have a license from ZDNet to use the trademark "ZD" in print in perpetuity. ZDNet continues to use the trademark "ZD" online and may use certain derivations of the trademark "ZD" in print. We also have a license from ZDNet to use the trademark "Interactive Investor" in print in perpetuity. Currently, our magazine Interactive Week includes the column "Interactive Investor." ZDNet continues to use the "Interactive Investor" trademark online and derivations thereof in print.

     In connection with the closing of the Acquisition, we entered into a services agreement with ZDI. Under this agreement, Ziff Davis Publishing Inc. (our publishing subsidiary) provides distribution, circulation and production services to ZDI for its Computer Shopper magazine, and ZDI paid Ziff Davis Publishing Inc. its costs in relation to the performance of these services plus an additional $5.0 million annually in fees. On January 19, 2001, we agreed with ZDI to terminate this services agreement and we entered into a new agreement effective March 1, 2001. The new agreement contains substantially similar terms, except that ZDI will not be required to pay us any annual fee and will only be required to reimburse us for our out-of-pocket expenses incurred in connection with producing and distributing Computer Shopper. ZDI agreed to pay us a $2.0 million non-refundable termination fee on March 1, 2001 in connection with the termination of the original Computer Shopper services agreement. The new agreement expires on February 28, 2003, however ZDI may terminate the agreement at any time with 90 days prior written notice.

     Agreements with Others. We have been granted a license to use certain trademarks owned by Yahoo! Corporation in connection with the publishing of Yahoo! Internet Life magazine both in print and online. The term of our right to use these marks expires on January 15, 2016. We have been granted an exclusive license to use certain trademarks owned by Sony Computer Entertainment Corp. in connection with the publishing of the magazine Official U.S. Playstation Magazine in the United States and Canada. The initial term of our right to use these marks extends until December 31, 2001. We are currently in discussion with Sony to renew this license. We have also been granted an exclusive license to use certain trademarks owned by Expedia, Inc. in connection with the publishing of the magazine Expedia Travels in the United States and its territories and possessions. The initial term of our right to use these marks expires on January 28, 2010.

Trademarks

     We have developed strong brand awareness for our principal publications and services. Accordingly, we consider our trademarks, copyrights, trade services and similar intellectual property critical to our success and rely on trademark, copyright and trade secrets laws, as well as licensing and confidentiality agreements, to protect our intellectual property rights. We generally register our material trademarks in the U.S. and in certain other key countries in which these trademarks are used. Effective trademark, copyright and trade secret protection may not be available in every country where our publications and services are available.

     We may be subject to claims of alleged infringement by third parties or licensees of trademarks and other intellectual property right of third parties from time to time in the ordinary course of business. We do not believe there are any such legal proceedings or claims that are likely to have, individually or in the aggregate, a material adverse affect on our business, financial condition or results of operations.

Employees

     As of March 31, 2001, we had a total of approximately 1,080 employees, all based in the U.S. or Canada. None of our employees are represented by a labor union. We believe our relations with our employees are good.

ITEM 2.  PROPERTIES

     Our headquarters are located at 28 East 28th Street, New York, NY. As of March 31, 2001, we leased approximately 400,000 square feet at that location, maintained other offices in Massachusetts, Illinois and California, and had over 15 editorial, production and sales offices and computer labs in other states in the United States. We do not own real property that is material to our business and lease all of our offices from third parties. We believe that our facilities are in good operating condition and are suitable and adequate for our current operation.

ITEM 3.  LEGAL PROCEEDINGS

     Ziff Davis Media is subject to various claims and legal proceedings arising in the normal course of business. However, we are not presently involved in any legal proceedings that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operations or liquidity.

     We are a defendant, along with 11 other magazine publishing companies, in In Re Magazine Antitrust Litigation, pending in Federal District Court for the Southern District of New York. The case alleges a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The plaintiff's motion for partial summary judgment on the issue of liability is pending and the parties are in settlement discussions. Management expects, based upon consultation with counsel, that the outcome of this lawsuit will not have a material adverse effect on the financial position of the Company.

     On February 27, 2001, International Data Group ("IDG") initiated a lawsuit alleging trademark infringement arising out of the launch of our new magazine, CIO Insight. The case, International Data Group v. Ziff Davis Media, is pending in the Federal District Court in Delaware. IDG's motion for a preliminary injunction was denied on May 24, 2001. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is a wholly-owned subsidiary of Ziff Davis Holdings, Inc. There is no public trading market for the Company's common stock.

     The Company did not pay cash dividends on its common stock and currently intends to retain any future earnings to finance operations, debt service and business expansion. Therefore, the payment of any cash dividends on the common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, capital requirements and financial condition and such other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     For information required under Item 6, see the Appendix to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For information required under Item 7, see the Appendix to this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required by this item appears in Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "Commodity Price Risk" and "Interest Rate Risk".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information required under Item 8, see the Appendix to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table contains information as of March 31, 2001 with respect to our and Ziff Davis Holdings Inc.'s (our Parent) directors and our executive officers:


            Name            Age                           Position
            ----            ---                           --------

James D. Dunning, Jr......  53    Chairman, Chief Executive Officer and President of our
                                  Parent, Ziff Davis Media Inc. and Ziff Davis Publishing Inc.
Thomas McGrade............  42    Senior Executive Vice President, Chief Operating Officer and Director
                                  Ziff Davis Media Inc. and Ziff Davis Publishing Inc.
Alan J. Perlman...........  47    President of Ziff Davis Business Media Group and Director Ziff Davis Media
                                  Inc. and Ziff Davis Publishing Inc.
Peter Longo...............  39    Executive Vice President and Publishing Director, Ziff Davis
                                  Business Media Group
Scott Crystal.............  43    Executive Vice President and Publishing Director, Ziff Davis
                                  Consumer Media Group

Wenda Harris Millard......  47    Chief Internet Officer and Director Ziff Davis Media Inc. and President
                                  and Chief Internet Officer, Ziff Davis Internet
Sloan Seymour.............  38    Vice President and Publishing Director, Ziff Davis Publishing
Dale Strang...............  40    Vice President, Ziff Davis Games Group
Carolyn Schurr Levin......  36    Vice President, General Counsel, Ziff Davis Media Inc. and
                                  Ziff Davis Publishing Inc.
David F. Mullen...........  32    Vice President, Controller, Ziff Davis Media Inc. and Ziff
                                  Davis Publishing Inc.
John R. Willis............  51    Director of our Parent and Ziff Davis Media Inc.
Avy H. Stein..............  46    Director of our Parent and Ziff Davis Media Inc.
Daniel H. Blumenthal......  37    Director of our Parent and Ziff Davis Media Inc.

Milton J. "Chip" Block....  54    Director of Ziff Davis Media Inc.
David M. Wittels..........  35    Director of our Parent and Ziff Davis Media Inc.


     James D. Dunning, Jr. has been the President, Chief Executive Officer and Chairman of our Parent, Ziff Davis Media Inc. and Ziff Davis Publishing Inc. since the Acquisition. From 1999 to current, Mr. Dunning held the positions of Chairman and Director of USApubs, Inc. Mr. Dunning served as Chairman and Chief Executive Officer of The Petersen Companies, Inc. from 1996 to 1999. From 1992 to 1997, Mr. Dunning served as Chairman and Chief Executive Officer of TransWestern Publishing Company L.P. Mr. Dunning has also served as Chairman of SRDS Media Information, L.P. ("SRDS") and as Chairman, Chief Executive Officer and President of Multi-Local Media Information Group. From 1985 to 1986, Mr. Dunning served as Executive Vice President of Ziff Communications.

     Thomas McGrade has been Senior Executive Vice President and Chief Operating Officer and Director of Ziff Davis Media Inc. and Ziff Davis Publishing Inc. since the Acquisition. From 1997 to April 2000, Mr. McGrade held the position of Executive Vice President and General Manager of Ziff Davis Inc. His previous positions have included Vice President and Assistant to the Chairman of Ziff Davis Inc. from 1995 to 1996, and business manager of Ziff Davis Publishing from 1993 to 1994. He spent seven years at Doubleday/Dell Publishing from 1980 to 1987, where he held several business and finance positions.

     Alan J. Perlman has been President of Ziff Davis Business Media Group and Director of Ziff Davis Media Inc. and Ziff Davis Publishing Inc. since the Acquisition. From 1995 to April 2000, Mr. Perlman was Senior VP/Publisher of Interactive Week. Mr. Perlman co-launched Interactive Week in 1994. For 15 years prior to joining Ziff Davis Inc., Mr. Perlman was a top publishing executive at CMP Publications, where he was founding publisher of Network Computing magazine. Prior to that time, Mr. Perlman was Vice President and Editorial Director at CMP, where he was responsible for all editorial content, which included the launch of Computer Reseller News, CommunicationsWeek, VARBusiness and CommunicationsWeek International.

     Peter Longo has been Executive Vice President and Publishing Director, Ziff Davis Business Media Group since the Acquisition. From 1999 to April 2000, Mr. Longo was Senior Vice President and Publisher of PC Magazine. From 1998 to 1999, Mr. Longo was Vice President and Publisher of PC Week. His previous positions included National Associate Publisher for PC Magazine from 1996 to 1997 and National Associate Publisher for Computer Shopper from 1994 to 1996. Previously, Mr. Longo held various positions at Sport Magazine from 1985 to 1987 and CMP from 1987 to 1991.

     Scott Crystal has been Executive Vice President and Publishing Director, Ziff Davis Consumer Media since the Acquisition. Mr. Crystal oversees Yahoo! Internet Life, Family PC and Expedia Travels. From 1992 until joining Ziff Davis Inc. in March 2000, Mr. Crystal held various positions at the National Geographic Society, including Vice President and Publishing Director of National Geographic Society, from 1998 to March 2000 and Vice President and Advertising Director from 1994 to 1998.

     Wenda Harris Millard has been Chief Internet Officer and Director of Ziff Davis Media and President of Ziff Davis Internet since December 2000. From 1996 until joining us, Ms. Millard was Executive Vice President and one of the founding members of DoubleClick. From 1994 and prior to launching DoubleClick, Ms. Millard served as President and Group Publisher of SRDS, the country's leading provider of media and marketing information. From 1992 to 1994, Ms. Millard was Senior Vice President and Publisher of Family Circle and previously, Ms. Millard had been Executive Vice President/Group Publisher of Adweek, Brandweek and Mediaweek magazines from 1987 to 1992.

     Sloan Seymour has been Publishing Director of eWeek (formerly PCWeek) and Smart Partner since January 2001 and Vice President of Ziff Davis Publishing since the Acquisition. Since 1999, Mr. Seymour was Vice President of Ziff Davis Inc. and Publisher of PCWeek. Mr. Seymour was Publisher of PC/Computing and Smart Reseller from 1997 to 1998 and previously, he held various positions at Ziff Davis Inc. from 1986 to 1996.

     Dale Strang has been Vice President, Ziff Davis Games Group, Ziff Davis Publishing Inc. since the Acquisition. Mr. Strang held similar positions at Ziff Davis Inc. since March 1999. Since joining Ziff Davis Inc. in June 1996, Mr. Strang served in several positions, including Group Publisher of Electronic Gaming Monthly, Expert Gamer and Official U.S. PlayStation Magazine and Publisher of Computer Gaming World. From 1991 to 1996, Mr. Strang held the position of President-Publisher of the Active Media Inc. division of International Data Group.

     Carolyn Schurr Levin has been Vice President and General Counsel, Ziff Davis Media Inc. and Ziff Davis Publishing Inc. since June 2000. From 1991 until joining us, Ms. Levin served in various legal positions at The Times Mirror Company. She held the positions of Vice President and General Counsel for Newsday, a Times Mirror Company, from 1995 to June 2000, and Associate General Counsel of The Times Mirror Company from 1996 to June 2000. Prior to her tenure at The Times Mirror Company, Ms. Levin was a litigation attorney with Corbin Silverman & Sanseverino and Cravath, Swaine & Moore.

     David F. Mullen has been Vice President of Ziff Davis Media Inc. since January 2001 and Controller of Ziff Davis Media Inc. since the Acquisition. Mr. Mullen was Assistant Controller of Ziff Davis Inc. from January 1999 to April 2000 and Director of Financial Reporting of Ziff Davis Inc. from June 1998 to January 1999. From November 1997 to June 1998, Mr. Mullen served as Manager of External Reporting of Ziff Davis Inc. From 1990 to 1997, Mr. Mullen served in various positions at Deloitte & Touche, LLP.

     John R. Willis has been a Director of our Parent and a Director of Ziff Davis Media Inc. since April 2001. Mr. Willis is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Willis served as President and a Director of Continental Illinois Venture Capital Corporation, a venture capital investment firm, ("CIVC") from 1989 to 1994. In 1988, he founded the Continental Mezzanine Investment Group and was its manager through 1990. From 1974 until 1988, Mr. Willis held various management positions at Continental Bank. He currently serves as a Director of several companies, including Advantage Business Services, Aurum Technologies, Inc., PersonalPath Systems, Inc., National Veterinary Associates, Inc. and Troll Communications L.L.C.

     Avy H. Stein has been a Director of our Parent since the Acquisition and a Director of Ziff Davis Media Inc. since November 1999. Mr. Stein is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Stein served as a Managing Director of CIVC from 1989 to 1994. From 1984 to 1985, Mr. Stein was President of Cook Energy Corporation and Vice President of Corporate Planning and Legal Affairs at Cook International, Inc. From 1980 through 1983, Mr. Stein was an attorney with Kirkland & Ellis. Mr. Stein has also served as a special consultant for mergers and acquisitions to the chief executive officer of NL Industries, Inc. and as the Chief Executive Officer of Regent Corporation. He currently serves as a Director of several companies, including CTN Media Group Inc., Racing Champions Corporation, USApubs, Inc., Tremont Corporation and Orius Corp.

     Daniel H. Blumenthal has been a Director of our Parent since the Acquisition and a Director of Ziff Davis Media Inc. since November 1999. Mr. Blumenthal has been a Managing Director of Willis Stein since its inception in 1994. Prior to the formation of Willis Stein in 1994, Mr. Blumenthal served as Vice President of CIVC from 1993 to 1994. From 1988 to 1993 he was a corporate tax attorney with Latham & Watkins. Mr. Blumenthal currently serves as a Director of several companies, including USApubs, Inc., Troll Communications L.L.C., Aavid Thermal Technologies, Inc., PersonalPath Systems, Inc., and Interval Acquisition Corp.

     Milton J. "Chip" Block has been a Director of Ziff Davis Media since the Acquisition. Mr. Block is Vice Chairman of USApubs, Inc., a magazine subscription marketing company. From 1998 to 1999, Mr. Block was President of the Consumer Marketing Group and General Manager of The Petersen Companies, Inc. Mr. Block also served on the Board of Directors of The Petersen Companies, Inc. and was a Director of the Magazine Publishers of America from 1998 until February 2000. From 1993 to 1999, Mr. Block was Chairman and President of Applied Interactive Media LLC, which he sold to USApubs, Inc. in 1999. Mr. Block currently serves as a Director of USApubs, Inc. and Worldwide Media Inc., a Hudson News company.

     David M. Wittels has been a Director of our Parent and Ziff Davis Media Inc. since May 2000. Mr. Wittels has been a Principal of DLJ Merchant Banking, Inc. since January 1997. For the past five years, Mr. Wittels has held various positions within DLJ Merchant Banking, Inc. Mr. Wittels currently serves on the boards of AKI Holding Corp., AKI Inc., Mueller Holdings (N.A.), Inc. and Wilson Greatbatch Technologies, Inc.

     Each director is elected to serve until the next annual meeting of stockholders or until a successor is duly elected and qualified. The current directors were elected pursuant to the terms of an investor rights agreement. See "Certain Relationships and Related Party Transactions-Investor Rights Agreement." There is no family relationship between any of our executive officers or directors.

     We will reimburse members of the board of directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, we anticipate that outside directors will receive compensation for serving as director. Although the amount of compensation for outside directors has not yet been determined, it is expected to be reasonable and customary.

ITEM 11.  EXECUTIVE COMPENSATION

     None of the executive officers named below were granted any options during the Company's fiscal year ended March 31, 2001 and did not hold any options at March 31, 2001.

Summary Compensation Table

     The following table sets forth certain information concerning the compensation earned by (a) James D. Dunning Jr., the Company's Chief Executive Officer, during the fiscal year ended March 31, 2001 and (b) the four other most highly compensated individuals who served as executive officers of the Company during the fiscal year ended March 31, 2001.


                                                               Annual Compensation
                                                             -----------------------
                                                    Fiscal                                 All Other
Name and Principal Position                          Year     Salary ($)   Bonus ($)    Compensation(1)
-------------------------------------------------------------------------------------------------------

James D. Dunning Jr. - Chairman, Chief Executive     2001    2,000,000         --            --
Officer and President of our Parent, Ziff Davis
Media and Ziff Davis Publishing

Alan J. Perlman - President of Business              2001      450,000      286,800         3,000
Publications, Ziff Davis Media and Ziff Davis
Publishing

Scott Crystal - Executive Vice President and         2001      397,450      178,300           --
Publishing Director, Ziff Davis Consumer
Publications

Peter Longo - Executive Vice President and           2001      315,000      167,300           --
Publishing Director, Ziff Davis Business Media
Group

Thomas McGrade - Senior Executive Vice President     2001      350,000         --             --
and Chief Operating Officer, Ziff Davis Media Inc.
and Ziff Davis Publishing Inc.

(1)  Vehicle Allowance

Executive Agreements

     Mr. Dunning. In connection with the Acquisition, our Parent and Ziff Davis Publishing Inc. entered into an executive agreement with Mr. Dunning. The agreement provides, among other things, that Mr. Dunning will serve as President, Chief Executive Officer and Chairman of the Board of Ziff Davis Publishing, Ziff Davis Media Inc. and our Parent during a term ending on April 5, 2005. Under his agreement, Mr. Dunning is entitled to a base salary of $2.0 million per year, subject to annual cost-of-living increases. In addition to his base salary, Mr. Dunning is eligible to receive an annual bonus of $500,000 for each of the fiscal years ended March 31, 2001 and March 31, 2002 based upon our Parent's financial performance as measured by EBITDA. Under his executive agreement, Mr. Dunning contributed $5.0 million in cash to our Parent in exchange for stock of our Parent.

     Mr. McGrade. In connection with the Acquisition, our Parent and Ziff Davis Publishing entered into an executive agreement with Mr. McGrade. The agreement provides, among other things, that he will serve as Senior Executive Vice President and Chief Operating Officer of Ziff Davis Publishing during a term ending on April 5, 2005. His base salary will be $350,000 per year, subject to annual cost of living adjustments, and he will be eligible to receive an annual bonus of $250,000, payable in the discretion of our Parent's board of directors.

     Mr. Perlman. In connection with the Acquisition, our Parent and Ziff Davis Publishing entered into an executive agreement with Mr. Perlman. The agreement provides, among other things, that he will serve as President of Business Media of Publishing during a term ending on April 5, 2005. His base salary will be $450,000 per year, subject to annual cost of living adjustments, and he will be eligible to receive an annual bonus of no less than $250,000, payable in the discretion of our Parent's board of directors.

     Ms. Millard. On December 11, 2000, our Parent and Ziff Davis Publishing entered into an executive agreement with Ms. Millard. This agreement provided, among other things, that she will serve as Chief Internet Officer of Ziff Davis Media and President and Chief Internet Officer of Ziff Davis Internet during a term expiring on December 11, 2005. Her base salary will be $300,000 in the first year, $325,000 in the second year and $350,000 thereafter. She will receive a one-time $25,000 bonus on March 31, 2001 and will be eligible to receive an annual target bonus of $250,000 based upon meeting certain financial performance metrics, payable in the discretion of our Parent's board of directors and the Chief Executive Officer of Publishing.

Equity Incentive Plans

     Following the Acquisition, we implemented an equity incentive program. The program provides for the issuance of, or the grant of options to purchase restricted common stock to certain of our employees, directors and officers of the company. Under the program, our Parent has reserved 2,630,000 shares of its fully diluted common equity (approximately 10% of its fully diluted common equity) and we have reserved up to 10% of the fully diluted common equity of LaunchCo and up to 20% of the fully diluted common equity of InternetCo for our employees, directors and officers. In connection with the issuance of, or the grant of options to acquire these equity interests, the participants in the program will grant to participants customary "drag-along" rights in the event of a sale of the entity in which they hold equity interests. We also have the option to repurchase the participant's option shares if his/her employment terminates for any reason, including upon his/her death, disability or resignation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is authorized to issue a total of 1,000 shares of common stock, par value $0.01 per share. There are 1,000 shares of common stock issued and outstanding.

     All of the Company's outstanding capital stock is owned by our Parent. The table below lists information about the beneficial ownership of our Parent's capital stock, as of June 30, 2001, by each person whom we know to own beneficially more than 5% of any class of our Parent's stock, by each of our Parent's directors, the executive officers named in the Summary Compensation table and by all of our Parent's directors and our executive officers as a group. Our Parent has two classes of capital stock authorized for issuance, Series A preferred stock and common stock. The Series A preferred stock is divided into two Series, Series A-1 and Series A-2, which are identical in all respects except for the initial date that dividends begin to accrue. There are 445,000 shares of our Parent's Series A preferred stock (of which 350,000 are designated Series A-1 and 95,000 are designated Series A-2) authorized for issuance, 357,583 of which are issued and outstanding and 100,000,000 shares of our Parent's common stock authorized for issuance, of which 76,049,302 are issued and outstanding. In the event of an initial public offering of our Parent's common stock, Willis Stein and the other holders of our Parent's Series A preferred stock may elect to convert their shares of Series A preferred stock to shares of our Parent's common stock. Unless otherwise noted, the address of each director and executive officer is c/o Ziff Davis Media Inc., 28 East 28th Street, New York, New York 10016.

                                                                      Beneficial Ownership(1)
                                                       ----------------------------------------------------
                                                                     Percent of
                                                       Shares of    Outstanding                  Percent of
                                                       Series A       Series A   Shares of      Outstanding
                                                       Preferred     Preferred    Common          Common
                                                        Stock         Stock       Stock           Stock
-----------------------------------------------------------------------------------------------------------

Willis Stein Entities (2) ........................     233,750.0       65.37%   45,000,000         59.17%
DLJ Entities (3) .................................      47,500.0       13.28    10,000,000         13.15
James D. Dunning, Jr .............................       8,455.0        2.36     4,146,000          5.45
Alan J. Perlman ..................................         285.0        0.08       552,917          0.73
Scott Crystal.....................................          --           --        117,511          0.16
Peter Longo.......................................          --           --        148,664          0.20
Thomas McGrade ...................................         142.5        0.04       522,917          0.69
Wenda Harris Millard..............................         475.0        0.13       346,458          0.46
John R. Willis (2)................................          --           --           --            --
Avy H. Stein (2)..................................          --           --           --            --
Daniel H. Blumenthal (2)..........................          --           --           --            --
Milton J. "Chip" Block............................          --           --           --            --
David M. Wittels (3)..............................          --           --           --            --
All directors and executive officers as a group
   (11 persons) ..................................       9,357.5        2.62%    5,834,467          7.70%

(1) "Beneficial ownership" generally means voting or investment power with respect to a security or the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(2) Includes shares held by Willis Stein & Partners II, L.P., Willis Stein & Partners III, L.P., Willis Stein & Partners Dutch, L.P., Willis Stein & Partners Dutch III - A, L.P., Willis Stein & Partners Dutch III-B, L.P. and Willis Stein & Partners III - C, L.P. Mr. Willis, Mr. Stein and Mr. Blumenthal are Managing Directors of Willis Stein. Each disclaims beneficial ownership of the shares held by the investment funds associated with Willis Stein. The address for Willis Stein and Messrs. Willis, Stein and Blumenthal is 227 West Monroe Street, Suite 4300, Chicago, Illinois 60606.

(3) Includes shares held by DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ EAB Partners, L.P., DLJ ESC II L.P., DLJ First Esc L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Offshore Partners II, C.V. and DLJMB Funding II, Inc., which are private equity investment funds affiliated with DLJ Merchant Banking, Inc. Mr. Wittels is a Principal of DLJ Merchant Banking, Inc. Mr. Wittels disclaims beneficial ownership of the shares held by the investment funds associated with DLJ Merchant Banking, Inc. The address for DLJ Merchant Banking, Inc. and Mr. Wittels is 277 Park Avenue, New York, New York 10172.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investor Rights Agreement

     Our Parent, Willis Stein, its equity co-investors and the members of management who hold equity securities of our Parent are parties to an investor rights agreement. The investor rights agreement provides that our Parent's board of directors will be established at seven directors or such other number designated by Willis Stein. The agreement provides that the board will consist of:

     o    our Parent's chief executive officer, who will initially be Mr.
          Dunning;

     o    one person designated by DLJ Merchant Banking Partners II, L.P.;

     o four persons designated by Willis Stein, who initially included Avy H. Stein, Daniel H. Blumenthal, and Milton J. "Chip" Block and subsequently John R. Willis; and

     o    one additional person to be identified by Willis Stein.

     The stockholders executing the investor rights agreement other than DLJ have agreed to vote their shares as directed by Willis Stein in matters relating to any amendment of our Parent's certificate of incorporation, any merger or other business combination with, any sale by our Parent of substantially all of the assets of our Parent or any liquidation of our Parent. Willis Stein may also control the circumstances under which a public offering of our Parent's equity securities may take place. References in this section to DLJ refer to DLJ Merchant Banking Partners II, L.P. and its affiliates that are holders of our Parent's stock.

     The investor rights agreement generally restricts the transfer of shares of our Parent's stock. The parties to the investor rights agreement have granted our Parent a right of first refusal with respect to its stock, which, if not exercised by our Parent, may be exercised by Willis Stein and its equity co-investors. Each holder of shares generally has the right to participate in any transfer of shares by Willis Stein, with certain exceptions. In addition, our Parent has agreed not to issue new equity securities (or securities with equity features) without giving Willis Stein and its equity co-investors an opportunity to purchase their pro rata share of the new securities on substantially the same terms, with certain exceptions. Each of our Parent's stockholders has agreed to consent to a sale of our Parent or the assets of our Parent if Willis Stein votes to approve the sale.

     The investors rights agreement also provides that Willis Stein may request at any time that all or any portion of its common stock be registered with the SEC. If Willis Stein no longer owns at least 50% of the common stock specified in the investor rights agreement, DLJ may also make one such request. In the event that Willis Stein or DLJ makes a request for registration, the other parties to investor rights agreement that hold common stock will be entitled to participate in the registration. Our Parent has also granted the parties to the investor rights agreement piggyback registration rights with respect to registrations by it and our Parent has agreed to pay all expenses relating to any registrations.

Make-Well Agreement

     In connection with the closing of the transactions, we, our Parent, Willis Stein and its equity co-investors entered into a make-well agreement. Under this agreement, if our ratio of debt to EBITDA is greater than 4.5 to 1.0 on March 31, 2001, then either we must repay debt owed by us under our senior credit facilities or Willis Stein and its equity co-investors must contribute to us up to a maximum of $50.0 million in additional equity so that we may repay indebtedness under our senior credit facilities such that our ratio of debt to EBITDA is equal to or less than 4.5 to 1.0 on March 31, 2001, after giving pro forma effect to any repayment. The Company's debt to EBITDA ratio at March 31, 2001 was 4.45 to 1.0 therefore, no make-well payment was required.

Executive Promissory Notes

     Under his or her executive agreement, each of Messrs. Dunning, McGrade, Perlman and Ms. Millard purchased shares of our Parent's stock with one or more promissory notes.

     Mr. Dunning paid for his shares with $5.0 million in cash and two promissory notes in the aggregate principal amount of $4,491,500. The first promissory note is in the principal amount of $3,900,000 and the second promissory note is in the principal amount of $591,500. Both notes accrue simple interest at a rate equal to the lesser of 7.0% per annum or the highest rate permitted by law, and both mature on April 5, 2007. Mr. Dunning must prepay all amounts due under the notes if his employment terminates for any reason or if we are (or our Parent is) sold, and if Mr. Dunning receives any cash in respect of his shares, he must use that cash to repay a portion of the amounts due under the notes. Mr. Dunning's personal liability under the notes is limited to no more than 60% of the aggregate principal amount of $4,491,500 minus the amount of any principal payments made under his notes plus 100% of any accrued and unpaid interest. Mr. Dunning has pledged all of his shares of our Parent's stock to secure his obligations under his notes. As of March 31, 2001, all of the aggregate principal amount of Mr. Dunning's notes (and interest accrued thereon) was outstanding.

     Mr. McGrade paid for his shares with two promissory notes in the aggregate principal amount of $273,229. The first promissory note in the principal amount of $150,000 was repaid in full as of May 31, 2000. The second promissory note in the principal amount of $123,229 matures on April 5, 2007. The first note accrued and the second note accrues simple interest at a rate equal to the lesser of 7.0% per annum or the highest rate permitted by law. Mr. McGrade's personal liability under the second promissory note is limited to no more than 60% of the aggregate principal amount of $123,229 minus the amount of any principal payments made under that note plus 100% of any accrued and unpaid interest. The prepayment terms under Mr. McGrade's note are similar to those under Mr. Dunning's notes. Mr. McGrade has pledged all of his shares of our Parent's stock to secure his obligations under his note. As of March 31, 2001, all of the aggregate principal amount of Mr. McGrade's second promissory note (and interest accrued thereon) was outstanding.

     Mr. Perlman paid for his shares with $300,000 in cash and a promissory note in the principal amount of $123,229, which matures on April 5, 2007, which accrues simple interest at a rate equal to the lesser of 7.0% per annum or the highest rate permitted by law. Mr. Perlman's personal liability under his promissory note is limited to no more than 60% of the principal amount of $123,229 minus the amount of any principal payments made under his note plus 100% of any accrued and unpaid interest. The prepayment terms under Mr. Perlman's note are similar to those under Mr. Dunning's notes. Mr. Perlman has pledged all of his shares of our Parent's stock to secure his obligations under his note. As of March 31, 2001, all of the principal amount of Mr. Perlman's note (and interest accrued thereon) was outstanding.

     Ms. Millard paid for her shares with $500,000 in cash and a promissory note in the principal amount of $61,615, which matures on April 5, 2007, which accrues simple interest at a rate equal to the lesser of 7.0% per annum or the highest rate permitted by law. Ms. Millard's personal liability under her promissory note is limited to no more than 60% of the principal amount minus the amount of any principal payments made under her note plus 100% of any accrued and unpaid interest. The prepayment terms under Ms. Millard's note are similar to those under Mr. Dunning's notes. Ms. Millard has pledged all of her shares of our Parent's stock to secure her obligations under her note. As of March 31, 2001, all of the principal amount of Ms. Millard's note (and interest accrued thereon) was outstanding.

Subscription Services

     Investment funds affiliated with Willis Stein are shareholders of USApubs Inc., a marketer of magazine subscriptions and other services. We sell subscriptions to our publications both directly and through independent subscription marketing companies, including USApubs Inc. For the fiscal year ended March 31, 2001, we paid approximately $6.6 million in fees to USApubs and have accounts payable, net of approximately $0.3 million at March 31, 2001. In management's opinion, our transactions with USApubs are generally representative of arm's-length transactions.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.       Exhibit Index

1.1      Purchase Agreement by and among Ziff Davis Media Inc., Deutsche Bank
           Securities Inc. and CIBC World Markets Corp. dated July 18, 2000.*

2.1      Purchase Agreement dated December 6, 1999 among WS-ZP Acquisition,
           Inc., ZD Inc. and ZD Holdings (Europe) Ltd.*
2.2      Sale and Purchase Agreement relating to Certain Print-Based Publishing
           Assets in the UK, Germany and France, dated June 30, 2000 with VNU N.V., View Group B.V., VNU Business Publications Limited, VNU Holding Deutschland GMBH, VNU Business Publications France SA.*
3.1      Article of Incorporation for Ziff Davis Media Inc.*
3.2      By-laws for Ziff Davis Media Inc.*
4.1      Indenture between Ziff Davis Media Inc., Ziff Davis Publishing Holdings
           Inc., Ziff Davis Internet Inc., Ziff Davis Development Inc., Ziff Davis Publishing Inc., eTESTING LABS, Inc. and Bankers Trust Company dated July 1, 2000.*
4.2      Registration Rights Agreement by and among Ziff Davis Media Inc., Ziff
           Davis Publishing Holdings Inc., Ziff Davis Internet
           Inc., Ziff Davis Development Inc., Ziff Davis Publishing Inc., eTESTING LABS, Inc., Deutsche Bank Securities Inc. and CIBC
           World Markets Corp. dated July 21, 2000.*
10.1     Credit Agreement between Ziff Davis Media Inc., CIBC World Markets
           Corp., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties dated April 5, 2000, as amended.*
10.2     License Agreement, dated April 5, 2000 with ZD Inc.*
10.3     License Agreement, dated April 5, 2000 with ZD Inc. (ZD logo).*
10.4     License Agreement, dated April 5, 2000 with ZD Inc. (Interactive).*
10.5     Limited Liability Company Agreement, dated July 31, 1997, with
           Ziff-Davis Inc., Macworld Communications, Inc. and
           International Data Group, Inc., as amended.*
10.6     Executive Agreements by and between Ziff Davis Holdings Inc. and
           Mr. Dunning, dated as of April 5, 2000.*+
10.7     Executive Agreements by and between Ziff Davis Holdings Inc. and
           Mr. Thomas McGrade, dated as of April 5, 2000.*+
10.8     Executive Agreement by and between Ziff Davis Holdings Inc. and
           Mr. Alan Perlman, dated April 5, 2000.*+
10.9     Executive Agreements by and between Ziff Davis Holdings Inc. and
           Ms. Millard, dated December 6, 2000.**+
10.10    Amendment to License Agreement, dated January 19, 2001 with
           ZDNet, Inc.*
12.1     Statements re computation of ratio of earnings to fixed charges.**
21.1     Subsidiaries of the registrant.*

* previously filed in connection with the Company's Registration Statement on Form S-4 dated January 24, 2001.
**  filed herewith.
+   denotes compensation plan or arrangement.

B.       No reports on Form 8-K have been filed during the year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized on the 16th day of July 2001.

                                        ZIFF DAVIS MEDIA INC.

                                        By:     /s/ JAMES D. DUNNING JR.
                                           -------------------------------------
                                        NAME:   JAMES D. DUNNING JR.
                                        TITLE:  CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on July 16, 2001.

               Signatures                                    Title
               ----------                                    -----

         /s/ James D. Dunning Jr.                Chairman, Chief Executive
-----------------------------------------        Officer, President and Director
     James D. Dunning Jr.                        (Principal Executive Officer)

         /s/ Thomas McGrade
-----------------------------------------
     Thomas McGrade                              Director

         /s/ Alan J. Perlman
-----------------------------------------
     Alan J. Perlman                             Director

      /s/ Wenda Harris Millard
-----------------------------------------
     Wenda Harris Millard                        Director

         /s/ John R. Willis
-----------------------------------------
     John R. Willis                              Director

         /s/ Avy H. Stein
-----------------------------------------
     Avy H. Stein                                Director

         /s/ Daniel H. Blumenthal
-----------------------------------------
     Daniel H. Blumenthal                        Director

         /s/ Milton J. "Chip" Block
-----------------------------------------
     Milton J. "Chip" Block                      Director

         /s/ David Wittels
-----------------------------------------
     David Wittels                               Director

         /s/ David F. Mullen
-----------------------------------------
     David F. Mullen                             Vice President (Principal
                                                 Accounting Officer)


     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     None.

                              ZIFF DAVIS MEDIA INC.

                                    APPENDIX

                                                                         Page

Selected Historical Financial Information ............................   F-2

Management's Discussion and Analysis of Financial Condition
  and Results of Operations ..........................................   F-3

Reports of Independent Accountants....................................   F-13

Consolidated Balance Sheets as of March 31, 2001 and
  December 31, 1999 (Predecessor) ....................................   F-15

Consolidated Statements of Operations for the fiscal year ended
  March 31, 2001, period from January 1, 2000 to April 4, 2000
  (Predecessor) and years ended December 31, 1999 (Predecessor)
  and 1998 (Predecessor)..............................................   F-16

Consolidated Statements of Cash Flows for the fiscal year ended
  March 31, 2001, period from January 1, 2000 to April 4, 2000
  (Predecessor) and years ended December 31, 1999 (Predecessor)
  and 1998 (Predecessor)..............................................   F-17

Consolidated Statement of Changes in Stockholder's Equity for the
  fiscal year ended March 31, 2001, period from January 1, 2000 to
  April 4, 2000 (Predecessor) and years ended December 31, 1999
  (Predecessor) and 1998 (Predecessor)................................   F-18

Notes to Consolidated Financial Statements............................   F-19

                    SELECTED HISTORICAL FINANCIAL INFORMATION

     The following table presents our selected historical financial information. The selected financial information as of December 31, 1998 and 1999, for the three years in the period ended December 31, 1999 and for the period January 1 to April 4, 2000 were derived from the audited carve-out financial statements and the related notes of our Predecessor. The balance sheet information at December 31, 1997 and financial information for 1996 is unaudited. The selected historical financial data as of March 31, 2001 and for the fiscal year ended March 31, 2001 was derived from our Consolidated Financial Statements and the related notes. Selected historical financial information may not be comparable due to differing accounting basis resulting from changes in ownership. Prior to February 29, 1996, we were a division of Ziff-Davis Holdings Corp. On February 29, 1996, Ziff-Davis Inc., our former parent company, was acquired by SOFTBANK Corp., establishing a different accounting basis. Another accounting basis was established on April 5, 2000 when our predecessor, the publishing division of Ziff-Davis Inc., was purchased by an investor group led by Willis Stein & Partners. Accordingly, we have separated the periods of different ownership in the table below. The Selected Historical Financial Information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes to those statements, included elsewhere in this Form 10-K.


                                     Period  |    Period                                                    Period   |
                                    January 1| from March 1                                                January 1 |     Fiscal
                                       to    |      to                                                        to     |   Year Ended
                                 February 29,| December 31,         Years Ended December 31,               April 4,  |    March 31,
                                ------------ |------------- -----------------------------------------  ------------- |   -----------
                                     1996    |     1996          1997           1998           1999          2000    |       2001
                                ------------ |------------- ------------- -------------  ------------  ------------- |   -----------
                                (Predecessor)|(Predecessor) (Predecessor) (Predecessor)  (Predecessor) (Predecessor) |   (Company)
                                             |                                                                       |
                                             |                                                                       |
Statement of Operations                      |                                                                       |
Data:                                        |                                                                       |
                                             |                                                                       |
Revenue, net ................   $    84,412  |$   467,252    $   575,206   $   540,977    $   535,709    $   128,941 | $   440,485
Cost of production ..........        25,419  |    135,022        165,794       167,284        158,040         38,733 |     139,284
Selling, general and                         |                                                                       |
  administrative expenses ...        40,689  |    256,320        294,166       284,098        278,602         76,029 |     254,542
Depreciation and ............        11,052  |     66,659         81,556        82,263         82,477         12,066 |      66,098
amortization                                 |                                                                       |
Year 2000 remediation .......          --    |       --             --            --            3,027           --   |        --
expense                                      |                                                                       |
Write-down of intangible                     |                                                                       |
  assets (1) ................          --    |       --             --            --          778,760           --   |        --
Restructuring charge (2) ....          --    |       --             --          39,995           --             --   |        --
                                -----------  |-----------    -----------   -----------    -----------    ----------- | -----------
Income (loss) from ..........         7,252  |      9,251         33,690       (32,663)      (765,197)         2,133 |     (19,439)
operations                                   |                                                                       |
Net income (loss) ...........         4,562  |    (13,412)         3,429       (23,651)      (583,034)           304 |     (73,435)
                                             |                                                                       |
Other Financial Data:                        |                                                                       |
                                             |                                                                       |
Capital expenditures ........   $       414  |$    10,993    $     8,016   $    17,559    $    10,840    $     1,792 | $    33,655
Cash and cash equivalents ...         5,271  |      2,532          4,265         6,309          2,487          4,632 |      24,889
Total assets ................     1,312,813  |  1,840,984      1,791,756     1,727,883        931,248        915,306 |     852,927
Total debt ..................          --    |       --             --            --             --             --   |     459,167
Division equity (3) .........     1,148,858  |  1,617,759      1,546,198     1,466,616        826,725        816,545 |        --
Total stockholder's equity ..          --    |       --             --            --             --             --   |     278,565

(1) Reflects an adjustment by the seller to write-down the intangible assets to reflect Ziff Davis Media's $780.0 million acquisition price.

(2) The restructuring charge incurred in 1998 related to the closure of three magazines and includes the write-off of intangible assets, severance costs and facilities closure costs.

(3) Division equity is presented because prior to the closing of the transactions we were a division of Ziff-Davis Inc. and were not a separate legal entity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our financial statements including the notes to those statements.

Overview

     We are a multimedia content company whose principal business is publishing. We publish and license magazines, provide editorial content about technology and the Internet, both in print and online, and to a lesser extent provide custom testing services and software and produce conferences, seminars and webcasts. On April 5, 2000, we acquired certain publishing assets ("Ziff Davis Publishing", "ZDP" or the "Predecessor") from Ziff-Davis Inc. ("ZDI"), an unrelated company for $780.0 million plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting.

     We had no operations prior to April 5, 2000 (date of Acquisition). Our financial statements as of March 31, 2001, and for the fiscal year then ended are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. The combined financial statements of the Predecessor for the period prior to April 5, 2000 are prepared on a carve-out basis, as ZDP was not a separate legal entity owned by ZDI.

     Since April 5, 2000, we have formed two subsidiaries which are focused on developing and launching new products and businesses. These subsidiaries, Ziff Davis Development Inc. ("LaunchCo") and Ziff Davis Internet Inc. ("InternetCo"), are collectively referred to, and defined under our debt agreements, as "Unrestricted Subsidiaries". We are developing new publications and businesses through LaunchCo and developing Internet-related ventures leveraged off our editorial expertise and relationships with our audience and advertisers through InternetCo. Where appropriate in our discussion below, we have separately identified amounts associated with the Unrestricted Subsidiaries when comparing amounts to prior year periods, as they relate to the new business established in the current fiscal year and are required to be reported separately under our credit agreements.

     In connection with the Acquisition, we determined that ZDP's wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet our long-term strategic objectives. As a result, the operations were sold on August 4, 2000. The results of these operations are excluded from our consolidated statement of operations for the period from April 5, 2000 to the sale date, August 4, 2000. (See Note 5 of the Notes to Consolidated Financial Statements). Financial statements for periods prior to April 5, 2000 include the operating results of ZDP's wholly-owned international operations.

Revenue

     Our principal sources of revenue are advertising (74.0% of fiscal year 2001 total revenue), circulation (18.0%) and other (8.0%). Circulation comprises both paid subscriptions (11.0%) and newsstand sales (7.0%) while other includes royalties, mailing list rentals, testing services, custom publishing and seminars. No single advertiser has comprised more than 6.0% of our advertising revenue or 4.5% of total revenue in fiscal year 2001. We record revenue net of agency commissions, estimated subscription cancellations and newsstand returns.

     Advertising. Advertising rates and rate structures vary among our publications and are based on, among other things, the circulation of the particular publication, the readership demographics, the scheduled frequency and the size and placement of the advertisement in the publication. Our advertising revenue is influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by our advertising clients and the extent to which our customers elect to advertise using print media.

     Newsstand. We sold approximately 8.9 million single copy magazines for the fiscal year ended March 31, 2001. Generally we receive approximately 57.0% of the cover price of an individual magazine sold through a newsstand with the balance of the cover price going to the magazine's distributor, wholesaler and retailer.

     Subscriptions. Generally, we sell subscriptions to our publications either directly by our circulation force or by an independent subscription direct marketing companies or agents. We receive approximately 18.0% of the total price of subscriptions sold through agents. In addition to agents, we have historically sold subscriptions using a variety of techniques including direct reply subscription cards, direct mail and the Internet.

     Other Revenue Sources. We also derive revenue from royalty arrangements, testing services and mailing list rentals. Our most significant licensing royalty agreement was with ZDNet, the Internet business of the seller. In exchange for use of our editorial content on ZDNet's websites, ZDNet paid royalties to us based on its annual revenue, net of bad debt expense and discounts and subject to minimum and maximum annual payments. On January 19, 2001, we amended this agreement to provide that starting March 1, 2001, ZDNet's license will no longer be exclusive and on March 1, 2002, all of ZDNet's license rights to content from our magazines will terminate. As consideration for amending the license agreement, ZDNet is obligated to pay us a royalty termination fee of $4.5 million, $2.2 million of which was paid on March 1, 2001 and $2.3 million of which is payable on March 1, 2002, and ZDNet was not obligated to pay any royalties with respect to licensed content after February 28, 2001. Under a service agreement with ZDI we produced and distributed ZDI's Computer Shopper magazine in return for a $5.0 million annual fee, which we recognize as revenue. ZDI reimbursed us for all costs incurred in producing and distributing Computer Shopper. On January 19, 2001, we agreed with ZDI to terminate the service agreement and enter into a new agreement effective March 1, 2001. The new agreement contains substantially similar terms, except that ZDI will not be required to pay us any annual fee and will only be required to reimburse us for our out-of-pocket expenses incurred in connection with producing and distributing Computer Shopper. ZDI paid us a $2.0 million non-refundable termination fee in connection with the termination of the original service agreement on March 1, 2001. The new agreement expires on February 28, 2003, however, ZDI may terminate the agreement at any time with 90 days prior written notice.

     We will recognize the revenue associated with these termination payments over the term of the respective agreement.

Operating costs

     The principal components of our production costs are raw materials, printing and distribution, which represented 39.0%, 34.0% and 27.0%, respectively of our total 2001 publishing production expenses. Our principal raw material is paper. Paper supply and prices are subject to volatility and may be significantly affected by many factors, including market and economic conditions.

     Our other principal operating costs are selling, general and administrative expenses, including editorial costs. Included in these costs are salaries, sales commissions and benefits along with marketing and promotion expenses related to advertising and circulation. Prior to the transactions, we received an allocation of centralized costs from the seller based on estimated utilization. We have since built an infrastructure to service our needs as a stand-alone entity.

Factors affecting future periods

     Our revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by our clients, the extent to which sellers elect to advertise using print and online media, changes in paper prices, and competition among computer technology marketers, including print publishers, and providers of other technology information services. Accordingly, we may experience fluctuations in revenue from period to period. Many of our large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally affecting the technology industry, including pricing pressures and temporary surpluses of inventory. Revenue and profitability are also influenced by product mix and the timing and frequency of our new product launches and launches in new markets, as well as by acquisitions. New publications generally require several years to achieve profitability and upon achieving initial profitability, often have lower margin than more established publications. Accordingly, our revenue from year to year may be affected by the number and timing of new product launches. If we conclude that a new publication or service will not achieve certain milestones with regard to revenue, profitability and cash flow within a reasonable period of time, management may discontinue such publication or service or merge it into another existing publication, trade show or service.

     Current economic trends in the United States have had a negative impact on our business. These trends include consolidation among our advertisers, increases in postage costs and a general decline in advertising spending. In anticipation of this decline, we have begun a restructuring program during which we expect to consolidate operations and eliminate headcount to reduce costs. We expect to finalize these initiatives during the second quarter of our fiscal year and anticipate incurring employee termination and related costs, which have not yet been quantified.

     Further, as a result of a significant decline in our fiscal 2002 first quarter operating results, we do not expect to meet certain financial ratios required under our credit facility. Accordingly, in July 2001 we amended our credit facility. See Liquidity and Capital Resources.

Results of operations

Comparison of the fiscal year ended March 31, 2001 and the year ended December 31, 1999 (Predecessor)

     The table below sets forth our consolidated summary of operations (in millions of dollars and as a percentage of net revenue) for the fiscal year ended March 31, 2001 and the year ended December 31, 1999 (Predecessor), respectively. For comparative purposes, pro forma adjustments have been made to the 1999 figures to exclude the operating results of eTESTING LABS and ZDP's wholly-owned international operations which, as described above, have been sold.

                                           For the
                                           fiscal                                        For the    For the
                                            year                                         fiscal   year ended
                                           ended             For the year ended       year ended  December 31,
                                            March            December 31, 1999          March 31,    1999
                                          31, 2001             (Predecessor)              2001    (Predecessor)
                                          --------  --------------------------------- ----------- -------------
                                                                                         Actual    Pro Forma
                                                                                       ---------- -------------
                                                             International
                                                              Operations
                                                              & eTESTING                   As a percent of
                                          Actual     Actual     LABS        Pro Forma        Revenue, net
                                         -------   --------  -------------  ---------  ------------------------
Statement of Operations Data:

Revenue, net .......................    $  440.5   $  535.7     $  81.5     $  454.2       100.0%      100.0%
Cost of production .................       139.3      158.0        27.9        130.1        31.6        28.6
Selling, general and administrative        254.5      281.6        61.4        220.3        57.8        48.5
expenses
Depreciation and amortization ......        66.1       82.5         3.1         79.4        15.0        17.5
Write-down of intangible assets ....        --        778.8         2.8        775.9         n/a         n/a
                                        --------   --------     -------     --------
Loss from operations ...............       (19.4)    (765.2)      (13.7)      (751.5)
Equity in income from joint ventures         1.3        1.9        --            1.9         0.3         0.4
Interest expense, net ..............        54.7       --          --           --          12.4         n/a
Income tax (benefit) provision .....         0.6     (180.3)       --         (180.3)        0.1       (39.7)
                                        --------   --------     -------     --------
Net loss ...........................    $  (73.4)  $ (583.0)    $ (13.7)    $ (569.3)
                                        ========   ========     =======     ========

Other Data:

EBITDA, as defined herein ..........    $   48.0   $  103.6     $  (7.8)    $  111.4
EBITDA, as defined - Restricted ....        97.5        n/a         n/a          n/a
Subsidiaries
EBITDA, as defined - Unrestricted ..       (49.5)       n/a         n/a          n/a
Subsidiaries

International operations & eTESTING LABS

   As discussed above, we determined to sell our international operations at the time of the Acquisition and completed the sale in August 2000. Accordingly, the net assets related to these operations were recorded as assets held for sale at the estimated net proceeds from the sale and liquidation of the business, as adjusted for estimated cash flows from these operations and an allocation of interest expense for the estimated holding period. Additionally, eTESTING LABS became an Unrestricted Subsidiary business unit in the fourth quarter of fiscal 2000. As a result, for the year ended December 31, 1999 pro forma adjustments have been made to revenue, cost of production and selling, general and administrative expense to exclude these results. The financial statements for the fiscal year ended March 31, 2001 do not reflect any results of operations of the international operations. The discussion below excludes the impact of the above-described international operations for the year ended December 31, 1999.

Revenue, net

   Revenue was $440.5 million for the fiscal year ended March 31, 2001, compared to $454.2 million in the year ended December 31, 1999, a decrease of $13.7 million, or 3.0%. Revenue from the Unrestricted Subsidiaries was $10.5 million for the fiscal year ended March 31, 2001, which primarily related to service fees earned by eTESTING LABS and advertising revenue from new publications, The Net Economy and Expedia Travels. Excluding the Unrestricted Subsidiaries, advertising revenue decreased by $17.2 million, or 5.1%, to $322.5 million. This decrease in advertising revenue was due to a 17.2% decline in advertising pages, partially offset by 13.3% increase in average revenue per page. Other revenue, which is primarily derived from royalties, mail list rentals and other services, increased $9.3 million, or 45.6%, to $29.6 million. This increase is due primarily to (1) $5.0 million of fees related to certain services we provide to Computer Shopper, an unaffiliated magazine and (2) a $4.1 million increase in royalty revenue, primarily due to a $1.5 million increase in license fees from ZDNet. Circulation revenue decreased $15.9 million to $78.2 million, or 16.9%, primarily related to fewer single-copy sales as compared to the year ended December 31, 1999. Excluding the Unrestricted Subsidiaries, advertising, circulation and other revenue accounted for 74.0%, 18.0% and 8.0% of our consolidated net revenue during the fiscal year ended March 31, 2001, as compared to 72.9%, 22.5% and 4.6% in the year ended December 31, 1999.

Cost of production

   Cost of production was $139.3 million for the fiscal year ended March 31, 2001 compared to $130.1 million for the year ended December 31, 1999, an increase of $9.2 million, or 7.1%. Cost of production related to the Unrestricted Subsidiaries was $7.6 million which primarily related to the new publications, The Net Economy and Expedia Travels. Excluding the Unrestricted Subsidiaries, cost of production increased $1.6 million, or 1.2%. This increase was due to (1) an increase of approximately 5.7% in the total number of copies printed to meet increased circulation levels in our aggregate magazine portfolio and (2) an increase of approximately 5.5% in our average price per pound of paper driven by (1) the mix of paper used in our publications and (2) an increase in paper prices. These increases were partially offset by a decline in total pages produced in our magazine portfolio. Cost of production, excluding Unrestricted Subsidiaries, increased as a percentage of net revenue to 30.6% from 28.6% in the previous period, due to the increased circulation levels partially offset by higher advertising revenue per page being achieved. Recently, a 2.6% increase in postage rates for calendar year 2001 was approved by the Governors of the U.S. Postal Service. Although we may not be able to recover the postage price increase in whole or in part in our pricing, we do not believe that this increase will have a material adverse effect on our cash flows or results of operations. In addition, a 1.6% increase effective July 2001 has been requested by the U.S. Postal Service.

Selling, general and administrative expenses

   Selling, general and administrative expenses for the fiscal year ended March 31, 2001 were $254.5 million compared to $220.3 million for the year ended December 31, 1999, an increase of $34.2 million, or 15.5%. Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $52.4 million and consisted mainly of operating, pre-publication and business development expenses for our new publications and Internet ventures. Excluding Unrestricted Subsidiaries, selling, general and administrative expenses decreased $18.2 million, or 8.3%. This decrease was partially related to cost reductions realized in administrative areas such as corporate sales, information technology, finance and human resources, as well as reduced bad debt expense. In addition, the prior year period includes approximately $3.0 million of costs related to remediation of the Year 2000 problem. These selling, general and administrative expense reductions were partially offset by increased editorial, brand development, sales and marketing spending in support of our magazine portfolio, brand repositioning and growth initiatives. Excluding Unrestricted Subsidiaries, selling, general and administrative expenses as a percentage of revenue decreased from 48.5% to 47.0% for the year ended December 31, 1999 and fiscal year ended March 31, 2001, respectively. Selling, general and administrative expenses related to the Unrestricted Subsidiaries are anticipated to increase as development of these new businesses continues. As a result, selling, general and administrative expenses, both in total and as a percentage of revenue, are expected to increase in relation to the comparable prior year period.

Interest expense, net

     Interest expense was $54.7 million for the fiscal year ended March 31, 2001 compared to no interest expense in the year ended December 31, 1999. This increase is the result of indebtedness incurred in connection with the Acquisition, and the issuance of our 12% senior subordinated notes due 2010, in fiscal year 2001. Our weighted average debt outstanding was approximately $554.6 million and our weighted average interest rate was 10.9% for the fiscal year ended March 31, 2001. Prior to the transactions, external financing transactions were executed and funded by ZDI, as a result, interest expense of the Predecessor is not applicable.

Equity in income from joint ventures

     Our equity in income from joint ventures decreased $0.6 million from $1.9 in the year ended December 31, 1999 to $1.3 million in the fiscal year ended March 31, 2001, primarily due to a decrease in income from Mac Publishing LLC.

Income taxes

     The income tax provision of $0.6 million for the fiscal year ended March 31, 2001 and the income tax benefit of $180.3 million in the year ended December 31, 1999 represent effective rates of negative 0.9% and positive 23.6%, respectively. The effective rate for the fiscal year ended March 31, 2001 results from certain minimum state and local taxes despite the consolidated entity being in a pre-tax loss position. As a result of the Acquisition and the different tax profiles of our Company and the Predecessor, the effective tax rate of the Predecessor is not applicable or representative of our ongoing business and income tax position.

Net loss

     Net loss of $73.4 million for the fiscal year ended March 31, 2001 improved $509.6 million compared to net loss of $583.0 million for the year ended December 31, 1999. The decline is primarily due to the write-down of intangible assets totaling $778.8 million in the year ended December 31, 1999, to reflect the fair value of the business based on the $780.0 purchase price for ZDP's publishing assets. Excluding the results of ZDP's wholly-owned international operations and eTESTING LABS, net loss for the year ended December 31, 1999 was $569.3 million.

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

     EBITDA for the fiscal year ended March 31, 2001, was $48.0 million. EBITDA related to the Unrestricted Subsidiaries was a loss of $49.5 million. Excluding Unrestricted Subsidiaries, EBITDA was $97.5 million compared to $111.4 million for the year ended December 31, 1999, a $13.9 million or 12.5% decrease.

Comparison of the period January 1, 2000 to April 4, 2000 (Predecessor) and the three months ended March 31, 1999 (Predecessor)

Revenue, net

     Revenue increased by $2.1 million, or 1.7%, from $126.8 million in the three months ended March 31, 1999 to $128.9 million in the comparable period in 2000. This increase reflects significant growth in our newer publications, including Yahoo! Internet Life and Interactive Week, partially offset by lower advertising in certain of our business publications. Margin pressures on smaller computer equipment manufacturers, and the resulting consolidation in that industry have contributed to a reduced demand for advertising in certain of our business publications. Revenue from international operations, which generated 15.2% of revenue, decreased $0.5 million, or 2.7%. Other revenue increased $2.1 million, or 45.5%, due to an increase in royalties from ZDNet and the launch of eTESTING LABS external testing services.

Cost of production

     Production costs decreased by $0.8 million, or 1.9%, from $39.5 million in the three months ended March 31, 1999 to $38.7 million in the comparable period in 2000. This represents a decrease in cost of production as a percent of revenue from 31.1 % in 1999 to 30.0% in 2000. These decreases were primarily due to a net decline in advertising pages and an increase in advertising revenue per page.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased by $11.7 million, or 18.3%, from $63.9 million in the three months ended March 31, 1999 to $75.6 million in the comparable period in 2000. This represents an increase in selling, general and administrative expenses as a percent of revenue from 50.4% in 1999 to 58.7% in 2000. This increase was primarily related to increased spending in support of our newer publications, including Yahoo! Internet Life and Interactive Week. The areas of such spending and the increase over all domestic titles include editorial ($2.1 million), circulation ($1.9 million) and sales and marketing ($5.7 million). In addition, expenses at the newly launched eTESTING LABS increased $1.3 million, as the business pursues third party opportunities. Some savings were realized in administrative areas as a result of the cost reductions prior to the transactions.

Stock-based compensation expense

     Stock-based compensation of $0.4 million in the period January 1 to April 4, 2000 is a non-cash charge that is recorded over the vesting period of certain ZDNet stock option grants to our employees. This represents a slight decrease from the 1999 period due to forfeitures of options.

Depreciation and amortization

     Total depreciation and amortization decreased $8.0 million, or 40.1%, from $20.1 million in the three months ended March 31, 1999 to $12.1 million in the comparable period in 2000. This decline resulted from the $778.8 million write-down of intangible assets that was recorded in December 1999 to reflect the fair value of the business based on the $780.0 million purchase price. This write-down resulted in lower goodwill amortization in subsequent periods.

Equity in income and loss from joint ventures

     Our equity share in income and losses from joint ventures increased $0.4 million from a loss of $0.1 million in the three months ended March 31, 1999 to $0.3 million in the three months ended March 31, 2000 primarily due to stronger performance from the Mac Publishing LLC joint venture.

Income taxes

     The income tax expenses of $0.7 million in the three months ended March 31, 1999 and $2.1 million in the comparable period in 2000 represent effective rates of 24.6% and 59.2%, respectively. This 2000 effective rate is significantly higher than the federal statutory rate of 35.0% due to non-recognition of losses in foreign jurisdictions and the impact of state and local taxes. The 1999 effective tax rate, which is based on the full year effective rate, is lower than the federal statutory rate of 35.0% primarily due to the amortization of non-deductible goodwill.

Comparison of the year ended December 31, 1999 (Predecessor) and the year ended December 31, 1998 (Predecessor)

Revenue, net

     Revenue decreased by $5.3 million, or 1.0%, from $541.0 million in 1998 to $535.7 million in 1999. This decline was primarily due to the absence of revenue from three publications discontinued in October 1998. Excluding discontinued publications, revenue increased $18.8 million, or 3.6% from 1998. This growth was due to advertising and circulation increases in our newer publications, including Yahoo! Internet Life and Interactive Week, partially offset by lower advertising revenues in certain of our business publications. Margin pressures on smaller computer equipment manufacturers, industry and product delays, lower demand in Asia and reduced advertising budgets to fund expenses associated with the Year 2000 transition contributed to a reduced demand for advertising pages in our established magazines. However, this decline was partially offset by higher advertising revenue per page in 1999. Revenue from international operations, which generated 14.8% of revenue, was relatively unchanged. Other revenue increased $4.3 million, or 21.4%, from 1998 due to an increase in royalties from ZDNet and the launch of eTESTING LABS' external testing services.

Cost of production

     Production costs decreased by $9.3 million, or 5.5%, from $167.3 million in 1998 to $158.0 in 1999. This represents a decrease in production costs as a percent of revenue from 30.9% in 1998 to 29.5% in 1999. The decrease was primarily due to the absence of costs related to three publications that were discontinued in the fourth quarter of 1998. In addition, a net decline in advertising pages and higher advertising revenue per page contributed to the decline.

Selling, general and administrative expenses

     Selling, general and administrative expenses decreased by $2.5 million, or 1.0%, from $284.1 million in 1998 to $281.6 million in 1999. This represents a decrease in selling, general and administrative expenses as a percent of revenue from 52.5% in 1998 to 52.6% in 1999. The decrease reflects efficiencies gained through the 1998 restructuring in which three magazines were discontinued.

Stock-based compensation expense

     Stock-based compensation is a non-cash charge that is recorded over the vesting period of certain ZDNet stock option grants to our employees. These options were granted on December 21, 1998, as such 1999 is the first period in which the related expense is incurred.

Year 2000 remediation costs

     Year 2000 remediation costs represent the costs we incurred to ensure our various computer systems were Year 2000 compliant. No such charges were incurred in 1998.

Depreciation and amortization

     Total depreciation and amortization increased $0.2 million from $82.3 million in 1998 to $82.5 million in 1999.

Restructuring

     Margin pressure on smaller computer equipment manufacturers, industry and product delays, lower demand in Asia and reduced advertising budgets to fund expenses associated with Year 2000 transition contributed to a reduced demand for advertising in our magazines, principally, PC Magazine, Ziff Davis SMART BUSINESS (formerly PC/Computing) and eWeek (formerly PC Week).

     As a result of this reduced demand, in October 1998 we announced a restructuring program with the intent of significantly reducing our costs base. We incurred a pre-tax charge of $40.0 million in connection with this restructuring program. The charge was reported as a component of income from operations for the fourth quarter of 1998. The charge included asset impairment costs ($34.2 million), employee termination costs ($3.9 million) and costs to exit activities ($1.9 million) principally resulting from the discontinuation of three publications, Windows Pro, Internet Business and Equip, and the reduction of our work force by 184 employees. The following sets forth additional detail concerning the principal components of the charge:

o Asset impairment costs were a non-cash write-off of intangible assets, primarily subscriber lists, advertising lists and tradenames associated with the discontinued publications.

o Employee termination costs related to severed personnel at the closed publications as well as a rationalization and resulting workforce reduction of the remainder of our operations. Employee termination costs included payments for severance and earned vacation as well as the costs of outplacement services and the provision of continued benefits to personnel.

o Costs to exit activities reflect the costs associated with the final closure of discontinued publications including the costs to reduce office space under lease as a result of the reduced level of employees.

Write-down of intangible assets

     The $778.8 million write-down of intangible assets was recorded to reflect the fair value of the business based on the $780.0 million purchase price.

Equity in income from joint ventures

     Our equity share in income from joint ventures decreased $0.3 million, or 13.0%, from $2.2 million in 1998 to $1.9 million in 1999 primarily due to the acquisition of the remaining 50% interest of FamilyPC in May 1998. This resulted in FamilyPC being consolidated from that time, therefore its earnings are no longer reflected as earnings from joint ventures.

Income taxes

     The 1999 income tax benefit of $180.3 million represents an effective tax rate of 23.6%, slightly higher than the 22.5% effective rate experienced in 1998. These effective rates are lower than the federal statutory rate of 35.0% primarily due to the amortization of non-deductible goodwill.

Liquidity and Capital Resources

     Total cash at March 31, 2001 was $24.9 million of which $5.3 million is earmarked for Unrestricted Subsidiaries.

     Under our senior credit facility, we have Restricted and Unrestricted Subsidiaries. As described above, the Unrestricted Subsidiaries are LaunchCo and InternetCo and, at the time of the Acquisition, $50.0 million of our equity proceeds (contributed by Willis Stein and co-investors) were earmarked for funding of these subsidiaries. In March 2001, an equity contribution of $17 million was also earmarked for funding of the Unrestricted Subsidiaries. The Restricted Subsidiaries represent our remaining subsidiaries and are generally comprised of businesses that were acquired from ZDI. The senior credit facility and indenture governing the $250.0 million 12% notes due 2010 place restrictions on funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries.

     Details of changes in cash and cash equivalents during the fiscal year ended March 31, 2001, are discussed below. Prior to April 5, 2000, the Predecessor participated in ZDI's centralized cash management system. As such, external financing transactions including debt service and capital spending for major capital projects were executed and funded by ZDI. Predecessor cash balances primarily represent cash held by international operations.

     Operating Activities. We currently rely primarily upon cash flow from operating activities, borrowings under our revolving credit facility and equity contributions to finance our operations and expansion. Cash provided by operating activities was $37.6 million the fiscal year ended March 31, 2001, compared to $91.4 million for the year ended December 31, 1999, a decrease of $53.8 million or 58.9%. The decrease in cash provided by operating activities was due primarily to lower EBITDA and $47.4 million of cash interest paid, partially offset by increased cash flow associated with certain working capital improvements achieved during the fiscal year ended March 31, 2001. These working capital improvements mainly related to reductions in advertising accounts receivable primarily due to enhanced credit and collection activities since the Acquisition and reductions in inventory due to our decision to outsource a significant portion of our paper buying operations to our printers resulting in a decreased investment in paper inventory. Cash flow from accounts receivable and inventory increased $18.3 million and $8.1 million, respectively, when compared to the year ended December 31, 1999.

     Investing Activities. Cash used by investing activities of $802.5 million in the fiscal year ended March 31, 2001 reflects cash used primarily for our purchase of ZDP at a total cost of $802.0 million, including fees and expenses, and $33.7 million of capital expenditures ($10.6 million associated with the Restricted Subsidiaries). These cash investments were partially offset by net proceeds from the sale of our international operations of $28.3 million, $1.7 million from the sale of our ZDNet Media (China) LDC (previously named Ziff Davis Richina Media LDC) and $3.6 million of distributions received from our MacWorld joint venture. We earmarked and used $3.3 million of our international proceeds to partially fund the Restricted Subsidiary capital expenditures during the fiscal year ended March 31, 2001. We anticipate making additional capital investments in connection with the continued development of the businesses of the Unrestricted Subsidiaries, however, the amount and timing of such investments has not yet been determined and will vary depending upon the implementation of the related business plans.

     Financing Activities. Cash provided by financing activities was $787.8 million for the fiscal year ended March 31, 2001. In conjunction with the Acquisition, we (1) entered into a $405.0 million senior credit facility of which $355.0 million was funded at the closing of the Acquisition, (2) issued $175.0 million senior subordinated notes and (3) received equity contributions from our parent company, Ziff Davis Holdings, Inc., of $335.0 million ($333.0 million of which was received during the fiscal year ended March 31, 2001) that was funded by Willis Stein and its co-investors. In July 2000, we completed an offering of $250.0 million 12% senior subordinated notes due 2010 ("the Notes"), the proceeds of which were primarily used to repay indebtedness. In connection with the foregoing financing activities, we paid approximately $30.0 million in costs and expenses related to our various debt agreements. In March 2001, the Company received an additional $17.0 million equity contribution from our parent company, Ziff Davis Holdings Inc., which was earmarked to fund the Unrestricted Subsidiaries.

     Proceeds from the Notes were used to (1) repay the $175.0 million senior subordinated notes in full, (2) prepay approximately $59.7 million of the senior credit facilities, (3) pay $6.8 million of accrued interest related to senior and subordinated debt and (4) pay approximately $8.5 million of transaction related fees. Following the Notes offering, the senior credit facility consisted of a $295.3 million term loan and a $50.0 million revolving credit facility, of which up to $10.0 million may be utilized for letters of credit. The term loan matures in two tranches, one due December 31, 2006 and the other due March 31, 2007, respectively, with quarterly payments beginning March 31, 2001. At March 31, 2001, $7.4 million of our bank debt was due within the next 12 months. Borrowings under the revolving credit facility are due December 31, 2006.

     In addition to the $59.7 million prepayment discussed above, we prepaid $84.0 million of principal outstanding under senior credit facilities during the fiscal year and made a $2.1 million scheduled principal payment, reducing our total debt balance to $459.2 million and our senior debt balance to $209.2 million. Based on our weighted average interest rate for fiscal 2001, these principal prepayments will result in a reduction of approximately $8.5 million in annual interest expense.

     At March 31, 2001, we were required to have a ratio of debt to EBITDA of
4.5 to 1.0. If the ratio was in excess of 4.5 to 1.0, either we would need to repay indebtedness under our senior credit facilities or Willis Stein and its co-investors would need to contribute to us a maximum of $50.0 million in additional equity so that we could repay indebtedness under our senior credit facilities in order to reduce our ratio of debt to EBITDA. As of March 31, 2001, we were in compliance with our debt covenants and no additional equity payment was required.

     Our senior credit facility requires that we enter into hedge agreements so that at least 50% of our funded debt be effectively set at a fixed rate of interest. On September 27, 2000, we entered into an interest rate swap agreement in the notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. This swap agreement, coupled with the Notes, results in $275.0 million or 59.9% of our funded debt being effectively set at a fixed rate of interest as of March 31, 2001.

     In August 2000, our European subsidiaries and we completed the sale of our wholly-owned International operations (excluding international licensing and international joint ventures) to VNU N.V. and affiliates for a purchase price of approximately $42.0 million.

     The purchase price for these assets consists of:

(1)  $31.0 million in cash subject to post closing adjustments; plus

(2) $3.2 million related to purchase of inventory, prepaid expenses and fixed assets, excluding leasehold improvements offset by approximately $3.5 million of net subscription liabilities assumed; and

(3) an additional $15.0 million to be paid over a period of five years in five annual payments of $3.0 million which we have recorded at a net present value of $11.3 million.

     We retained most of the related accounts receivable and liabilities. At closing, we received net proceeds of $30.9 million and have incurred $2.7 million in net costs and expenses associated with the sale and liquidation of these operations. Under our senior credit agreement, these net proceeds must be used for certain permitted capital expenditures and acquisitions within 360 days from the sale date or they must be used to prepay principal due under our senior credit facility. During our fiscal year, we utilized $3.3 million of the international proceeds for capital spending. In addition, we utilized $24.9 million of the international proceeds as part of our debt prepayments in the fiscal year ended March 31, 2001.

     Under the terms of our credit agreement, the Unrestricted Subsidiaries and the Restricted Subsidiaries are largely to be funded through distinct sources. In connection with the Acquisition, we earmarked $50.0 million of our equity proceeds, contributed by Willis Stein and co-investors, for funding the working capital and financing needs of LaunchCo and InternetCo. The March 2001 equity contribution of $17 million was also earmarked for funding of the Unrestricted Subsidiaries. At March 31, 2001, $5.3 million of the earmarked contributions remained for use by the Unrestricted Subsidiaries. In May 2001, an additional $20 million of equity was contributed to fund the Unrestricted Subsidiaries. As we continue to develop and launch products or businesses within LaunchCo and InternetCo, we may seek additional funding, the amount and timing of such funding needs will vary depending upon approval and implementation of the related business plans. Under the terms of our amended debt agreements, the Restricted Subsidiaries are generally not able to invest in the Unrestricted Subsidiaries except that (1) equity specifically contributed to us and earmarked for use by the Unrestricted Subsidiaries and (2) proceeds from specified assets sales may both be used to fund the Unrestricted Subsidiaries. We are currently seeking to raise additional funding for the Unrestricted Subsidiaries to meet anticipated requirements in the second fiscal quarter. However, there can be no assurance that we will be successful in raising the needed funds. Should funding not be available, we would reduce or discontinue these operations as appropriate.

     Our Restricted Subsidiaries have historically been funded by cash provided by operations and the availability of funds under our revolving credit facility. However, due to a substantial decrease in the number of advertising pages published in our publications in the first fiscal quarter of 2002, we expect that we will not be in compliance with certain debt covenants contained in our senior credit facility at the end of the first fiscal quarter of 2002. Accordingly, we have amended our senior credit facility. This amendment, among other things, amends the compliance covenants such that we would expect to be in compliance with such covenants at June 30, 2001 and adjusts required ratios for the period through September 30, 2002 to levels more in line with our performance expectations. In addition, the availability of the existing $50 million revolving credit facility was permanently reduced to $30 million, of which only $10 million would be available during the amendment period.

     In consideration for amending the senior credit facility on July 13, 2001, Willis Stein and its co-investors contributed $50 million of additional equity to Ziff Davis Holdings Inc., our parent Company. The $50 million was subsequently contributed to the Company of which $35 million is being used to repay senior indebtedness and $15 million is restricted to pay interest due on the Notes on July 16, 2001. Under the amendment, net proceeds of up to $50.0 million from the sale of certain assets will not have to be used to repay indebtedness and may be used to fund the Unrestricted Subsidiaries. The Company has not entered any agreements with respect to such asset sales. In addition, interest rates under the credit facility will be adjusted and we have paid a fee to our lenders totaling approximately $0.5 million.

     There can be no assurance that the number of advertising pages published in our publications and related operating performance will improve and that we will be in compliance with our loan covenants in the future. We continuously evaluate potential acquisitions of businesses, which complement our existing operations. Depending on various factors including, among others, the cash consideration required in such potential acquisitions, we may determine to finance any such transactions with existing sources of liquidity and may determine to consider such acquisitions as a component of either the Restricted or Unrestricted Subsidiaries.

Cyclicality

     Revenue from advertising accounts for approximately 74% of our total revenue. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results. Further, economic trends could also significantly impact the growth of our revenue and operating results with respect to prior periods.

Seasonality

     Historically, our business has been seasonal because we have earned a significant portion of our annual revenue in our third fiscal quarter. This is largely due to the general increase in publishing revenue in the third quarter as a result of increased consumer buying activity during the holiday season. Factors affecting the seasonality of our business are holiday spending, customer budgetary spending patterns, new product introductions and general economic trends. Quarterly results may also be affected by the timing and magnitude of acquisitions and related costs, variations in the number of magazines sold in any quarter, customer spending patterns, termination of existing agreements, costs incurred in connection with internal growth, changes in our mix of customers, contracts of our business, fluctuation in the costs of raw materials and other general economic conditions. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any quarter or for the entire year. We cannot assure you that our third quarter revenue for fiscal 2002 or any future year will be higher than revenue for our other quarters. We have not had significant overhead and other costs generally associated with large seasonal fluctuations.

Inflation and Fluctuations in Paper Prices and Postage Costs

     We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our cost of production. Paper prices began to rise in 1994, rose significantly in 1995 and 1996 and then decreased in 1997. During 1998 and 1999, paper prices were relatively flat with a price increase occurring in 2000. In 2001 paper prices have declined

     During fiscal 2001, we outsourced the majority of our paper buying to printers. As a result we hold significantly lower levels of inventory and are purchasing paper at market prices at the time of use.

     Postage rates increased 5.0% in January 1999, 9.9% in January 2001 and 2.6% in April 2001 and the U.S. Postal Service has proposed a 1.6% increase in July 2001. Management considers announced increases in our pricing policies but there can be no assurance we will recover these incurred costs.

     We continually review our purchasing and manufacturing processes for opportunities to reduce costs and mitigate the impact of paper price and postage rate increases. In that regard, we have consolidated from four to three printers and outsourced the majority of our pre-press and paper buying operations to our primary printers.
                                       F-12

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ziff Davis Media Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and changes in stockholder's equity present fairly, in all material respects, the financial position of Ziff Davis Media Inc and its subsidiaries (the "Company") at March 31, 2001 and for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/S/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
New York, NY
May 14, 2001 except as to Note 24
which is as of July 16, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ziff Davis Media Inc.


In our opinion, the accompanying carve-out balance sheet and the related carve-out statements of operations, cash flows and changes in division equity present fairly, in all material respects, the financial position of Ziff Davis Publishing (the "Company"), as defined in Notes 1 and 2 of the accompanying financial statements, at December 31, 1999 and the results of its operations and its cash flows for the period from January 1, 2000 to April 4, 2000 and the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
New York, NY
May 14, 2001

                              ZIFF DAVIS MEDIA INC.


                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)


                                                                              March 31,     December 31,
                                                                                2001           1999
                                                                            -------------  -------------
                                    ASSETS                                                 (Predecessor)
Current assets:
   Cash and cash equivalents ..............................................   $  24,889    $     2,487
   Accounts receivable, net ...............................................      52,946         97,902
   Inventories ............................................................       1,102         10,881
   Deferred taxes .........................................................          --          4,911
   Prepaid expenses and other current assets ..............................      14,508         16,465
   Due from affiliate .....................................................         354             --
                                                                              ---------    -----------
     Total current assets .................................................      93,799        132,646
Property and equipment, net ...............................................      80,634         65,529
Deferred taxes ............................................................          --         41,814
Equity investments ........................................................      12,135          7,140
Intangible assets, net ....................................................     639,213        684,119
Other assets, net .........................................................      27,146             --
                                                                              ---------    -----------
     Total assets .........................................................   $ 852,927    $   931,248
                                                                              =========    ===========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable .......................................................   $  11,994    $     5,839
   Accrued expenses and other current liabilities .........................      54,070         45,048
   Current portion of long term debt ......................................       7,460             --
   Unexpired subscriptions, net ...........................................      47,179         50,670
   Due to management ......................................................          --          2,966
                                                                              ---------    -----------
     Total current liabilities ............................................     120,703        104,523
Long-term debt ............................................................     451,707             --
Other non-current liabilities .............................................       1,952             --
                                                                              ---------    -----------
     Total liabilities ....................................................     574,362        104,523
                                                                              ---------    -----------

Commitments and contingencies (Notes 17 and 18)
Stockholder's equity:
   Common stock, March 31, 2001 - $0.01 par value, 1,000 shares
     authorized, issued and outstanding; December 31, 1999 - not applicable          --             --
   Additional paid-in capital .............................................     352,000             --
   Division capital .......................................................          --      1,447,245
   Accumulated deficit ....................................................     (73,435)      (616,668)
   Deferred compensation ..................................................          --         (2,359)
   Accumulated other comprehensive loss ...................................          --         (1,493)
                                                                              ---------    -----------
     Total stockholder's equity ...........................................     278,565        826,725
                                                                              ---------    -----------
     Total liabilities and stockholder's equity ...........................   $ 852,927    $   931,248
                                                                              =========    ===========

   The accompanying notes are an integral part of these financial statements.

                              ZIFF DAVIS MEDIA INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                                       Period from
                                                    Fiscal year         January 1,         Year ended         Year ended
                                                  ended March 31,      2000 to April      December 31,       December 31,
                                                       2001               4, 2000             1999               1998
                                                  -----------------   ----------------  -----------------  ---------------
                                                                       (Predecessor)     (Predecessor)      (Predecessor)
Revenue, net:                                        $ 440,485           $128,941          $ 535,709          $ 540,977
Cost of operations:
   Cost of production ..........................       139,284             38,733            158,040            167,284
   Selling, general and administrative expenses        254,542             75,563            277,736            284,098
   Depreciation and amortization of property
     and equipment .............................        16,599              3,413             13,461             15,068
   Amortization of intangible assets ...........        49,499              8,653             69,016             67,195
   Year 2000 remediation expense ...............            --                 --              3,027                 --
   Non-cash stock-based compensation expense ...            --                446                866                 --
   Write-down of intangible assets .............            --                 --            778,760                 --
   Restructuring charges .......................            --                 --                 --             39,995
                                                     ---------           --------          ---------          ---------
Income (loss) from operations ..................       (19,439)             2,133           (765,197)           (32,663)
Equity in income from joint ventures ...........         1,339                266              1,874              2,154
Interest expense, net ..........................        54,677                 --                 --                 --
                                                     ---------           --------          ---------          ---------
   Net income (loss) before income taxes .......       (72,777)             2,399           (763,323)           (30,509)
Income tax (benefit) provision .................           658              2,095           (180,289)            (6,858)
                                                     ---------           --------          ---------          ---------
   Net income (loss) ...........................     $ (73,435)          $    304          $(583,034)         $ (23,651)
                                                     =========           ========          =========          =========

   The accompanying notes are an integral part of these financial statements.

                              ZIFF DAVIS MEDIA INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (dollars in thousands, except per share data)


                                                            Fiscal year           Period from         Year ended       Year ended
                                                              ended             January 1, 2000       December 31,     December 31,
                                                          March 31, 2001        to April 4, 2000          1999             1998
                                                          --------------        ----------------     -------------    -------------
                                                                                  (Predecessor)      (Predecessor)    (Predecessor)
Cash flows from operating activities:
Net (loss) income ....................................      $ (73,435)             $    304           $(583,034)        $(23,651)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
   Depreciation and amortization .....................         66,098                12,066              82,477           82,263
   Equity in income from joint ventures ..............         (1,339)                 (266)             (1,874)          (2,154)
   Deferred tax provision (benefit) ..................             --                 2,095            (185,978)         (11,309)
   Provision for doubtful accounts ...................          2,668                 1,665               8,977           10,495
   Non-cash rent expense (credit) ....................          1,995                   404               1,774           (1,794)
   Stock-based compensation expense ..................             --                   446                 866               --
   Amortization of debt issuance costs ...............          2,135                    --                  --               --
   Restructuring charge ..............................             --                    --                  --           39,995
   Write-down of intangible assets ...................             --                    --             778,760               --
   Changes in operating assets and liabilities:
     Accounts receivable .............................         15,421                 4,981              (2,909)          (9,719)
     Inventories .....................................          9,284                  (406)              1,155            1,582
     Accounts payable and accrued expenses ...........         31,265                (7,438)             (4,047)          (9,471)
     Unexpired subscriptions, net ....................         (4,901)                2,526                (655)          (5,017)
     Due from affiliate ..............................           (354)                   --                  --               --
     Prepaid expenses and other, net .................        (11,219)               (1,136)             (4,083)           9,564
                                                            ---------              --------           ---------         --------
Net cash provided by operating activities ............         37,618                15,241              91,429           80,784
                                                            ---------              --------           ---------         --------
Cash flows from investing activities:
   Capital expenditures ..............................        (33,655)               (1,792)            (10,840)         (17,559)
   Distributions from joint venture ..................          3,600                    --               4,000               --
   Net proceeds from sale of joint venture ...........          1,700                    --                  --               --
   Net proceeds from sale of international operations          28,267                    --                  --               --
   Acquisitions and investments, net of cash acquired            (505)                 (816)             (9,498)            (600)
   Acquisition of ZDP, net of cash acquired ..........       (801,953)                   --                  --               --
                                                            ---------              --------           ---------         --------
Net cash used by investing activities ................       (802,546)               (2,608)            (16,338)         (18,159)
                                                            ---------              --------           ---------         --------
Cash flows from financing activities:
   Proceeds from issuance of equity securities .......        350,000                    --                  --               --
   Proceeds from long-term borrowings ................        605,000                    --                  --               --
   Repayment of borrowings under senior credit
   facilities ........................................       (145,833)                   --                  --               --
   Proceeds from issuance of senior subordinated notes        175,000                    --                  --               --
   Repayment of senior subordinated notes ............       (175,000)                   --                  --               --
   Debt issuance costs ...............................        (21,350)                   --                  --               --
   Capital returned to ZDI, net ......................             --               (10,488)            (78,913)         (60,581)
                                                            ---------              --------           ---------         --------
Net cash provided (used) by financing activities .....        787,817               (10,488)            (78,913)         (60,581)
                                                            ---------              --------           ---------         --------
Net increase (decrease) in cash and cash equivalents .         22,889                 2,145              (3,822)           2,044
Cash and cash equivalents at beginning of period .....          2,000                 2,487               6,309            4,265
                                                            ---------              --------           ---------         --------
Cash and cash equivalents at end of period ...........      $  24,889              $  4,632           $   2,487         $  6,309
------------------                                          =========              ========           =========         ========

Cash paid during the year for:
   Interest ..........................................      $  47,442              $     --           $      --         $     --
   Income taxes ......................................          1,301                    --                  --               --
                                                            ---------              --------           ---------         --------
                                                            $  48,295              $     --           $      --         $     --
                                                            =========              ========           =========         ========

   The accompanying notes are an integral part of these financial statements.

                              ZIFF DAVIS MEDIA INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  (dollars in thousands, except per share data)


                                                                                           Accumulated
                                                                                              Other
                                              Division      Accumulated      Deferred     Comprehensive      Total     Comprehensive
Predecessor                                    Capital        Deficit      Compensation       Income        Division   Income (Loss)
                                               -------        -------      ------------       ------        --------   -------------
                                                                                                             Equity

Balance at December 31, 1997 ................   $ 1,556,171    $  (9,983)   $    --        $    10        $ 1,546,198
Net loss ....................................            --      (23,651)        --             --            (23,651)    $ (23,651)
Issuance of stock options ...................         3,417           --     (3,417)            --                 --            --
Other comprehensive income:
   Foreign currency translation adjustment               --           --         --            295                295           295
                                                                                                                          ---------
Comprehensive loss ..........................                                                                             $ (23,356)
                                                                                                                          =========
Basis difference in assets acquired from ....       (18,224)          --         --             --            (18,224)
related party
Contribution of office space constructed ....        22,579           --         --             --             22,579
by ZDI
Return of capital ...........................       (60,581)          --         --             --            (60,581)
                                                -----------    ---------    -------        -------        -----------
Balance at December 31, 1998 ................   $ 1,503,362    $ (33,634)   $(3,417)       $   305        $ 1,466,616
Net loss ....................................            --     (583,034)        --             --           (583,034)    $(583,034)
Stock-based compensation ....................            --           --        866             --                866            --
Forfeiture of compensatory stock options ....          (192)          --        192             --                 --            --
Other comprehensive income:
   Foreign currency translation adjustment               --           --         --         (1,798)            (1,798)       (1,798)
                                                                                                                          ---------
Comprehensive loss ..........................                                                                             $(584,832)
                                                                                                                          =========
Contribution of office space constructed ....        22,988           --         --             --             22,988
by ZDI
Return of capital ...........................       (78,913)          --         --             --            (78,913)
                                                -----------    ---------    -------        -------        -----------
Balance at December 31, 1999 ................   $ 1,447,245    $(616,668)   $(2,359)       $(1,493)       $   826,725
Net income ..................................            --        1,442         --             --              1,442     $   1,442
Stock-based compensation ....................            --           --        446             --                446            --
Other comprehensive income:
   Foreign currency translation adjustment               --           --         --           (442)              (442)         (442)
                                                                                                                          ---------
Comprehensive income ........................                                                                             $   1,000
                                                                                                                          =========
Return of capital ...........................       (13,543)          --         --             --            (13,543)
                                                -----------    ---------    -------        -------        -----------
Balance at April 4, 2000 ....................   $ 1,433,702    $(615,226)   $(1,913)       $(1,935)       $   814,628
                                                ===========    =========    =======        =======        ===========

-----------------------------------------------------------------------------------------------------------------------------------

                                                                          Additional                          Total
Ziff Davis Media Inc.                                                       Paid-in      Accumulated       Stockholder's
                                                         Common Stock       Capital        Deficit            Equity
                                                     -------------------    -------        -------            ------
                                                     Shares      Amount
                                                     ------      ------

Balance at April 1, 2000 .........                        6    $      --   $  2,000       $     --          $   2,000
Issuance of common stock to Parent                      994           --    350,000             --            350,000
Net loss .........................                       --           --         --        (73,435)           (73,435)
                                                      -----    ---------   --------       --------          ---------
Balance at March 31, 2001 ........                    1,000    $      --   $352,000       $(73,435)         $ 278,565
                                                      =====    =========   ========       ========          =========


   The accompanying notes are an integral part of these financial statements.

                              ZIFF DAVIS MEDIA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)


1.   The Company and Basis of Presentation

Formation of Ziff Davis Media Inc.

     Ziff Davis Media Inc. (the "Company") is a multimedia content company whose principal business is publishing. The Company publishes and licenses magazines, provides editorial content about technology and the Internet, both in print and online, and also provides custom research testing services and software and produces conferences, seminars and webcasts. The Company was incorporated in the state of Delaware on November 24, 1999 and was formed to acquire certain publishing assets ("Ziff-Davis Publishing", "ZDP", or "Predecessor") from Ziff-Davis Inc. ("ZDI"), an unrelated company. The Company's major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. ("LaunchCo") and Ziff Davis Internet Inc. ("InternetCo"). The Company's year-end is March 31 while ZDP's year-end was December 31.

     The Company had no operations prior to April 5, 2000 when it completed the acquisition of ZDP for $780,000 plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting. The Company funded the Acquisition by: (i) issuing 1,000 shares of common stock to its parent company, Ziff Davis Holdings Inc., for $335,000, (ii) issuing $175,000 of senior subordinated notes (the "Bridge Loan") (See Note 15). Fees and expenses, including debt issuance costs associated with the Acquisition, totaling approximately $30,000, were paid with the equity and debt proceeds.

Operations

     The Company's operations are classified into two reportable operating segments, Established Businesses and Developing Businesses.

     The Established Businesses segment is engaged in publishing and licensing magazines and providing editorial content about technology and the Internet. This segment licenses its content and brands to more than 50 licensees in over 30 foreign markets. In addition, this segment also publishes MacWorld through a 50% owned joint venture with International Data Group.

     The Developing Businesses segment is comprised of the InternetCo and LaunchCo subsidiaries. This segment is focused on developing (1)
Internet-related ventures leveraged off our editorial expertise and relationships with our audience and advertisers and (2) new businesses including publications, testing services, conferences and research.

     For additional information on the Company's reportable operating segments, see Note 21.

2.   Summary of Significant Accounting Policies

Principles of combination and consolidation

     The financial statements of the Company as of March 31, 2001 and for the year then ended are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. The combined financial statements of the Predecessor as of December 31, 1999 and for the period from January 1 to April 4, 2000 and the years ended December 31, 1999 and 1998 are prepared on a carve-out basis, as ZDP was not a separate legal entity of ZDI. All significant intercompany accounts and transactions have been eliminated in combination. Investments in companies in which ownership interests are greater than 20 percent and in which the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of such companies are accounted for under the equity method.

     The carve-out financial statements of ZDP and related notes reflect the carve-out historical results of operations, financial position and cash flows of ZDP. These financial statements are not necessarily indicative of results that would have occurred if ZDP had been a separate stand-alone entity during the periods presented or future results of ZDP.

Cash and cash equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)

Concentration of credit risk

     The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of federally insured limits, or, with respect to international accounts, there may be no insurance. The Company has not experienced losses in such accounts.

     The Company's advertisers primarily include customers who represent a variety of technology companies in the United States and other countries. The Company extends credit to its customers and historically has not experienced significant losses relating to receivables from individual customers or groups of customers.

Inventories

     Inventories, which consist of paper, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property and equipment

     Property and equipment have been recorded at cost or their estimated fair value at the date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the acquired assets, ranging from 2 to 20 years. Leasehold improvements are amortized using the straight-line method over the service life of the improvement or the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expense as incurred.

Capitalized software

     The costs of materials and consultants incurred in developing or obtaining internal-use computer software are capitalized. Costs incurred in connection with business process re-engineering are expensed as incurred. The Company capitalized approximately $21,000 and $1,400 of internal use software costs during fiscal year 2001 and the year ended December 31, 1999, respectively. Approximately, $21,000 and $2,100 of unamortized software costs remained at March 31, 2001 and December 31, 1999, respectively.

Intangible assets

     Intangible assets consist principally of advertising lists, subscriber lists, trademarks and trade names and goodwill. Amortization of these assets is computed on a straight-line basis over estimated useful lives. Identifiable intangible assets are amortized over a period of 2 to 20 years and goodwill, which represents the excess of the purchase price over the estimated fair value of net assets acquired, is amortized over a period of 20 years. (See Note 10).

Impairment of long-lived assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses for assets to be held and used are recognized in operating results in the event that the undiscounted expected future cash flows to be generated by the related asset are less than the carrying value of the asset. If undiscounted expected future cash flows are not sufficient to support the recorded value of the assets, an impairment loss is recognized to reduce the carrying value of the intangible assets to estimated recoverable value. Impairment losses for assets held for sale are recognized in operating results when the fair value of the related assets are less than the carrying value of the asset. Fair value is determined using quoted market prices in active market (if available). If quoted market prices are not available, management estimates the fair market value using the best information available including prices for similar assets and the results of established valuation techniques.

Debt issuance costs

     The cost to issue debt is recorded in other assets and amortized to interest expense over the term of the related debt using the effective-interest rate method. At March 31, 2001, other assets included $19,215 in net debt issuance costs. There were no debt issuance costs at December 31, 1999.

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


Revenue, net

     Advertising revenue for the Company's publications, less agency commissions, is recognized as income in the month that the related publications are sent to subscribers or become available for sale at newsstands. Circulation revenue consists of both subscription and single copy newsstand sales. Subscription revenue, less estimated cancellations, is deferred and recognized as income in the month that the related publications are sent to subscribers. Newsstand sales, less estimated returns, are recognized in the month that the related publications become available for sale at newsstands. The Company also derives revenue from royalty agreements. These other revenues are recognized over the term of the agreement or when services are provided.

Operating costs and expenses

     Cost of production includes the direct cost of producing magazines, primarily paper, manufacturing, distribution and fulfillment.

     Selling, general and administrative costs include editorial, product development, advertising and subscriber acquisition costs and other general and administrative costs. Editorial and product development costs, including pre-publication expenses, are expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products and are expensed as incurred.

     The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs", which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place, except for the cost of certain direct-response advertising programs. Direct-response advertising consists primarily of publication subscription renewal mailings, magazine advertisements which include order coupons for the Company's publications and other subscription promotions. The capitalized cost of the advertising is amortized over the 12-month period following the advertising campaign. At March 31, 2001, $1,805 of advertising expenditures were reported as other current assets. Approximately $2,900 of deferred advertising costs were expensed in the fiscal year ended March 31, 2001. There was no deferred advertising cost at December 31, 1999 and none was expensed for the year then ended.

Stock-based compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock options. Effective January 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation.

Equity in income from joint ventures

     Equity in income from joint ventures includes the Company's equity share of income from its investments in joint ventures.

Comprehensive income

     The Company implemented SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. This standard requires the Company to report the total changes in division equity that do not result directly from transactions with stockholders or do not affect retained earnings. The only such change is the change in cumulative translation adjustment as detailed in the Statements of Changes in Division Equity.

Income taxes

     Income taxes are based upon income for financial reporting purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


Fair value of financial investments

     The Company's financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Fair value of long-term bank debt is based on rates available to the Company for debt with similar terms and maturities. Fair value of public debt is based on quoted market prices, where available, or quoted market prices of comparable instruments. Fair values of private placement debt securities are estimated using discounted cash flows that reflect interest rates currently being offered with similar terms to borrowers of similar credit quality.

     The Company uses an interest swap agreement to manage risk on its floating rate debt. Fair value of the instruments is based on estimated current settlement cost.

Interest rate swaps

     The Company uses interest rate swap agreements to minimize the risk of floating-rate interest payments. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based. On September 27, 2000, we entered into an interest rate swap agreement with a notional amount of $25,000 and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. The fair value of the swap agreement is not recognized in the financial statements. Gains and losses on terminations of interest rate swap agreements are deferred on the balance sheet and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could subsequently differ from those estimates. The significant estimates that affect the financial statements include, but are not limited to, doubtful accounts, newsstand returns, deferred advertising costs and recoverability of long-term assets such as intangible assets.

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal years beginning after June 15, 2000. The Company is currently reviewing the impact SFAS No. 133 (as amended) will have on the Company's financial position or results of operations.

     On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company intends to adopt the provisions of SFAS No. 142 during its fiscal year 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.

Reclassifications

     Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


3.   Predecessor Policies in Carve-Out

     As described in Note 2, financial statements for periods prior to April 5, 2000 (Predecessor) have been prepared on a carve-out basis. The following are policies related to such carve-out.

Treasury activities

     ZDI manages most treasury activities on a centralized basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock and preferred stock. ZDP generally remits its cash receipts (other than receipts of foreign operations or operations that are not wholly-owned) to ZDI, and ZDI generally funds ZDP's cash disbursements (other than disbursements of foreign operations or operations that are not wholly-owned), on a daily basis.

     In the financial statements of ZDP, (1) no external debt and equity transactions (and the proceeds thereof) were attributed to ZDP, (2) whenever ZDP held cash (other than cash of ZDP's foreign operations or cash of ZDP's operations that are not wholly-owned), that cash was transferred to ZDI and accounted for as a return of capital (i.e., as a reduction in ZDP's division equity) and (3) whenever ZDP had a cash need (other than cash needs of ZDP's foreign operations or cash needs of ZDP's operations that are not wholly-owned owned), that cash need was funded by ZDI and accounted for as a capital contribution (i.e., as an increase in ZDP's division equity). No interest expense or income to or from ZDI has been reflected in the financial statements of ZDP.

General and administrative service expense

     ZDI allocates the cost of certain corporate general and administrative services, including certain legal, accounting (tax and financial), information systems, telecommunications, purchasing, marketing, intellectual property, public relations and travel expenses (collectively, "Central Services") to ZDP based on utilization. Where determination based on utilization alone is impracticable, ZDI uses other methods and criteria that management believes to provide a reasonable estimate of the cost attributable to ZDP.

Royalty charges

     ZDP charges ZDNet, (ZDI's Internet division), an annual fee for the use of various brands and editorial content. The current annual fee, which is reflected in ZDP's financial statements as royalty revenue, is equal to 5% of the first $100,000 of ZDNet's revenue for the year, 4% of the next $50,000 of ZDNet's revenue for that year and 3% of any incremental revenue over $150,000 for that year. In October 1999, ZDI's Board of Directors approved a prospective change in methodology of determining future royalty charges whereby the charge began to be based on revenue, net of bad debt expense.

4.   Restructuring in 1998

     Margin pressure on computer equipment manufacturers, industry and product delays, lower product demand in and from Asia and a focus on the Year 2000 transition contributed to a reduced demand for advertising in ZDP's magazines.

     As a result of this reduced demand, in October 1998 ZDP announced a restructuring program with the intent of significantly reducing its cost base. ZDP incurred a pre-tax charge of $39,995 for this restructuring program. The charge included asset impairment costs ($34,215), employee termination costs ($3,943) and costs to exit activities ($1,837) principally resulting from the closing of three publications (Windows Pro, Internet Business and Equip) and the reduction of ZDP's work force by 184 employees. The following sets forth additional detail concerning the principal components of the charge:

     o Asset impairment costs were a non-cash write-off of intangible assets, primarily subscriber lists, advertising lists and tradenames associated with the discontinued publications.

     o Employee termination costs related to severed personnel at the closed publications as well as a rationalization and resulting workforce reduction of the remainder of ZDP's operations. Employee termination costs included payments for severance as well as the costs of outplacement services and the provision of continued benefits to personnel.

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


     o Costs to exit activities reflect the costs associated with the final closure of the discontinued publications, including the costs to reduce office space under lease as a result of the reduced level of employees.

     Included in accrued expenses were $3,943 and $0 at December 31, 1998 and 1999, respectively, relating to this restructuring.

5.   Acquisitions and Dispositions

Acquisition of ZDP

     The Acquisition of ZDP was accounted for using the purchase method of accounting. The assets and liabilities of ZDP acquired by the Company on April 5, 2000, have been recorded at their estimated fair value as of the Acquisition date with the excess of purchase price over net assets acquired being allocated to intangible assets, including Goodwill.

     The following table summarizes the allocation of the aggregate consideration paid to the fair value of the assets acquired and liabilities assumed by the Company in connection with the Acquisition:

     Accounts receivable, net.......................................    $    71,035
     Inventories....................................................         10,386
     Prepaid expenses and other current assets......................          6,302
                                                                        -----------
         Total current assets.......................................                     $   87,723
     Equity investments.............................................                         27,470
     Property and equipment.........................................                         60,056
     Assets held for sale...........................................                         36,750
     Subscriber lists...............................................                         11,700
     Advertiser lists...............................................                        350,700
     Tradenames.....................................................                        214,100
     Goodwill.......................................................                        100,333
                                                                                        -----------
                                                                                            888,832

     Accounts payable and accrued expenses..........................        (34,799)
     Unearned income, net...........................................        (52,080)
                                                                        ------------
         Total liabilities..........................................                        (86,879)
                                                                                        -----------
         Net consideration paid.....................................                    $   801,953
                                                                                        ===========

     Intangible assets are being amortized over periods ranging from 2 to 20 years. Management has put plans in place to establish a stand-alone infrastructure and restructure the operations of ZDP. These plans include the consolidation and rationalization of certain operations and incremental non-recurring costs associated with the Acquisition. The primary objectives of these plans are to (i) develop and establish the infrastructure of the Company, as ZDP was not a separate legal entity and did not have stand-alone operations,
(ii) reduce overhead expenses and (iii) dispose of businesses which do not meet long-term strategic objectives. These plans have been substantially finalized however, additional costs may result as the Company refines and implements these plans. Such costs will be recorded as an adjustment to goodwill. The Company's estimate of the total cash expenditures associated with these plans is approximately $8,000, which primarily consists of severance and termination benefit costs, contract termination costs and facilities rationalization expenses, with approximately $6,000 having been spent through March 31, 2001. The Company expects to substantially complete these plans and related cash expenditures during fiscal 2002. The final costs associated with these plans and the final allocation of purchase price, are not expected to differ materially from current estimates.

     Summary pro forma financial information for the fiscal year ended March 31, 2001 would not differ materially from actual results, as the Acquisition was completed near the beginning of the Company's fiscal year and therefore, is not presented. The following summary pro forma financial information has been prepared as if the Acquisition, debt agreements and decision to sell international operations (described below) had been consummated on April 1, 1999. The pro forma adjustments reflect the removal of stock based compensation and amortization of intangible assets related to the capital structure of ZDI, the exclusion of the results of the international operations, the recognition of interest expense related to the debt agreement, inclusion of amortization expense of the new intangible assets created in the Acquisition and the income tax

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)

effect of the pro forma adjustments. Summary pro forma financial information is not necessarily indicative of actual results had the Acquisition occurred on January 1, 1999 or results that may be expected for future periods.


                                                                       Year ended
                                                                   December 31, 1999
                                                                 ---------------------
                                                                      (unaudited)
     Revenue, net............................................         $    456,578
     Income from operations..................................               39,135
     Equity in loss from joint ventures......................                1,874
     Interest expense........................................               54,677
     Income (loss) before taxes..............................              (13,668)
     Provision/(benefit) for income taxes....................                  159
     Net income (loss).......................................         $    (13,827)

Sale of International Operations

     In connection with the Acquisition, the Company determined that all of its wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet its long-term strategic objectives and initiated a plan to sell these operations. The net assets related to these operations were recorded as assets held for sale at the estimated net proceeds from the sale, as adjusted for estimated cash flows from these operations and an allocation of interest expense for the estimated holding period of $1,256. Accordingly, the results of these operations are excluded from our consolidated statement of operations for the period from April 5, 2000 to the sale date August 4, 2000. During such period, the operations had revenue of $29,615 and a loss from operations of $1,484.

     In August 2000, the Company and its European subsidiaries completed the sale of its wholly-owned International operations (excluding international licensing and international joint ventures) for a purchase price of approximately $42,000.

     The purchase price for these assets consists of:

     1.   $31,000 in cash subject to post closing adjustments, plus

     2. approximately $3,200 related to purchase of inventory, prepaid expenses and fixed assets, excluding leasehold improvements offset by approximately $3,500 of net subscription liabilities assumed; and

     3. an additional $15,000 to be paid over a period of five years in five annual payments of $3,000 which we have recorded at a net present value of $11,300

     The net assets related to these operations have been recorded in the balance sheet as other assets and as of March 31, 2001 are reflected at the remaining estimated net proceeds from the sale, as adjusted for estimated cash flows from these operations and liquidation expenses. Activity in the net assets held for sale from the Acquisition (April 5, 2000) to March 31, 2001 is:

     Asset held for sale at Acquisition date...........     $        36,750
     Non-cash adjustments to assets held for sale......              (2,357)
     Initial proceeds from sale of operations..........             (30,948)
     Cash outlays......................................               2,681
                                                            ---------------
     Asset held for sale, net at March 31, 2001........     $         6,126
                                                            ===============

     The amount the Company will ultimately realize upon completion of the sale and liquidation may differ from the amounts assumed in arriving at the estimated net realizable value of the assets. Such a difference would be recorded as an adjustment to goodwill. The Company expects the liquidation of its wholly-owned International operations to be completed during fiscal 2002.

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)

6.   Accounts Receivable, Net

     Accounts receivable, net consist of the following:

                                                                               March 31,          December 31,
                                                                                 2001                 1999
                                                                            ----------------    ----------------
                                                                                                  (Predecessor)
     Accounts receivable.................................................     $   113,375        $    187,102
     Allowance for doubtful accounts, returns and cancellations..........         (60,429)            (89,200)
                                                                              -----------        ------------
                                                                              $    52,946        $     97,902
                                                                              ===========        ============

7.   Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consist of the following:

                                                                               March 31,          December 31,
                                                                                 2001                 1999
                                                                            ----------------    ----------------
                                                                                                  (Predecessor)

     Deposits............................................................     $     9,707        $      12,014
     Production expenses.................................................           3,922                   --
     Other...............................................................             879                4,451
                                                                              -----------        -------------
                                                                              $    14,508        $      16,465
                                                                              ===========        =============

8.   Property and Equipment, Net

     Property and equipment, net consist of the following:

                                                                               March 31,          December 31,
                                                                                 2001                 1999
                                                                            ----------------    ----------------
                                                                                                  (Predecessor)

     Computers and equipment.............................................   $      27,455        $      45,338
     Capitalized computer software.......................................          22,379                1,392
     Leasehold improvements..............................................          36,263               55,287
     Furniture and fixtures..............................................          11,136               16,708
                                                                            -------------        -------------
                                                                                   97,233              118,725
     Accumulated depreciation and amortization...........................         (16,599)             (53,196)
                                                                            -------------        -------------
                                                                            $      80,634        $      65,529
                                                                            =============        =============

9.   Investments

     Ziff Davis Media has investments in the following joint ventures:

                                                                                     Carrying value at
                                                                            ---------------------------------
                                                              Ownership       March 31,           December 31,
                                                             Percentage         2001                 1999
                                                             ----------     --------------    ---------------
                                                                                                (Predecessor)

     Equity investments

     MAC Publishing LLC.................................   50%              $    12,135         $     6,449
     ZDNet Richina Media (China), LDC*..................   65%                       --                 378
     ZD APN Partners*...................................   51%                       --                 313

     -------
     * These greater than 50% owned joint ventures are not consolidated, as the
       Company did not exercise control over the entities.


                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


     The entities listed above are engaged primarily in the publication or distribution of print media and providing interactive information and programming to technology-oriented Internet users.

     In March 2001, the Company sold its 65 percent interest in ZDNet Media (China) LDC to ZDNet, a unit of CNET Networks, Inc., for net proceeds of $1,700. The Company recognized no gain or loss as a result of this sale. In connection with the transaction, the Company entered into a three-year licensing agreement with ZDNet Media (China) through its partners in China, for the continued publication of PC Magazine, Smart Partner, eWEEK and PC/Computing.

     ZD APN Partners was partially owned by the predecessor whose ownership interest not acquired by Ziff Davis Media.

     The Company's equity income was $1,339, $266, $1,874 and $2,154 in the fiscal year ended March 31, 2001, the period from January 1, 2000 to April 4, 2000 (Predecessor) and the years ended December 31, 1999 (Predecessor) and 1998 (Predecessor), respectively.

10.  Intangible Assets, Net

     Intangible assets, net consist of the following:

                                                               Range of         March 31,         December 31,
                                                             Useful Lives         2001               1999
                                                             ------------    -------------       -------------
                                                                (years)                          (Predecessor)
     Advertising lists...................................           3-20     $     350,700       $     557,318
     Trademark/trade names...............................             20           214,100             209,221
     Subscribers lists...................................            2-4            11,700              30,110
     Other identified intangible assets..................           4-20            14,900              10,804
     Goodwill............................................             20            97,312                  --
                                                                             -------------       -------------
                                                                                   688,712             807,453
     Accumulated amortization............................                          (49,499)           (123,334)
                                                                             -------------       -------------
                                                                             $     639,213       $     684,119
                                                                             =============       =============

     Intangible assets primarily relate to the acquisitions of ZDP. The acquisitions were accounted for under the purchase method of accounting. As such, the purchase price of these acquisitions was allocated to tangible and identifiable intangible assets with the remaining amount being allocated to goodwill.

     Advertising lists and subscriber lists were recorded at estimated fair value as determined by an income approach. Trademarks/trade names were recorded at estimated fair value using a relief from royalty approach.

     All intangible assets are being amortized using the straight-line method over estimated useful lives, up to 20 years. In determining the estimated useful lives, the Company considered its competitive position in the markets in which it operates, the historical attrition rates of advertisers, subscribers, legal and contractual obligations and other factors.

     Recoverability of goodwill and intangible assets is assessed at a minimum on an annual basis. Impairments would be recognized in operating results if a permanent diminution in value were to occur based upon an undiscounted cash flow analysis.

     On December 6, 1999 ZDP wrote-down the value of the intangible assets to reflect the agreement between ZDI and Willis Stein to sell ZDP for $780,000.

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


11.  Accrued Expenses

     Accrued expenses consist of the following:

                                                                               March 31,         December 31,
                                                                                 2001                1999
                                                                            ----------------    ----------------
                                                                                                 (Predecessor)
     Accrued operating and production costs.............................    $      35,001       $      19,049
     Accrued interest...................................................            9,909                  --
     Payroll and related employee benefits..............................            8,623              24,622
     Other taxes payable................................................              126               1,270
     Other..............................................................              411                 107
                                                                            -------------       -------------
                                                                            $      54,070       $      45,048
                                                                            =============       =============

12.  Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of all or the net deferred tax asset will not be realized. Due to the Company's absence of a positive earnings history, a valuation of allowance equal to the net deferred tax asset has been applied.

     ZDP is included in the consolidated federal income tax return filed by ZDI for Period January 1, 2000 to April 4, 2000 and years ended December 31, 1999 and 1998. However, the tax expense reflected on the Carve-out Statements of Operations and the tax assets and liabilities reflected on the Carve-out Balance Sheets have been prepared as though ZDP filed stand-alone income tax returns. Current taxes payable for the Period January 1, 2000 to April 4, 2000 and years ended December 31, 1999 and 1998 were recorded as increases to Division Capital.

     Income (loss) before income taxes is attributable to the following jurisdictions:


                                                             |      Period from
                                                             |      January 1,
                                             Fiscal year     |         2000                                    Year ended
                                                ended        |      to April 4,          Year ended           December 31,
                                            March 31, 2001   |         2000           December 31, 1999           1998
                                          -----------------  |   ----------------    ------------------    -----------------
                                                             |     (Predecessor)        (Predecessor)        (Predecessor)
                                                             |
U.S................................        $    (72,777)     |    $      4,273        $     (764,916)       $     (31,096)
Foreign............................                  --      |          (1,874)                1,593                  587
                                           ------------      |    ------------        --------------        -------------
   Total...........................        $    (72,777)     |    $      2,399        $     (763,323)       $     (30,509)
                                           ============      |    ============        ==============        =============

     Components of the provision (benefit) for income taxes are as follows:

                                                             |      Period from
                                                             |      January 1,
                                             Fiscal year     |         2000                                    Year ended
                                                ended        |      to April 4,          Year ended           December 31,
                                            March 31, 2001   |         2000           December 31, 1999           1998
                                          -----------------  |   ----------------    ------------------    -----------------
                                                             |     (Predecessor)        (Predecessor)        (Predecessor)
                                                             |
                                                             |
U.S. federal income taxes                                    |
   Current............................     $          --     |    $       1,500        $       4,199        $       3,253
   Deferred...........................                --     |               --             (150,224)              (9,135)
State and local taxes:                                       |
   Current............................               377     |              216                  999                  775
   Deferred...........................                --     |               --              (35,754)              (2,174)
Foreign income taxes:                                        |
  Current.............................               281     |              379                  491                  423
                                           -------------     |    -------------        -------------        -------------
  Total provision (benefit) for income                       |
     taxes............................     $         658     |    $       2,095        $    (180,289)       $      (6,858)
                                           =============     |    =============        =============        =============

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


     A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate on income (loss) before income taxes is as follows:

                                                                |    Period from
                                              Fiscal year       |     January 1,
                                                 ended          |        2000
                                             March 31, 2001     |     to April 4,           Year ended            Year ended
                                                                |        2000            December 31, 1999     December 31, 1998
                                            -----------------   |   ----------------     ------------------    ------------------
                                                                |    (Predecessor)         (Predecessor)         (Predecessor)
                                                                |
Federal statutory tax rate ..............         35.0%         |        35.0%                  35.0%                 35.0%
State and local taxes (net of federal tax         (0.3)         |         5.8                    5.0                   5.0
benefit)                                                        |
Permanent differences ...................         (1.0)         |          --                     --                    --
Valuation allowance .....................        (34.3)         |          --                     --                    --
Non recognition of combined loss of MAC .           --          |          --                     --                  (3.7)
assets                                                          |
Amortization of non-deductible goodwill .           --          |          --                  (16.3)                (11.0)
Foreign operations ......................         (0.3)         |        15.8                   0.1                   0.2
Other ...................................           --          |        30.7                   (0.2)                 (3.2)
                                                  ----          |        ----                   ----                  ----
Effective tax rate ......................         (0.9)%        |        87.3%                  23.6%                 22.3%
                                                  ====          |        ====                   ====                  ====

     Following is a summary of the components of the deferred tax accounts at March 31, 2001 and December 31, 1999 (Predecessor):

                                                                              March 31,          December 31,
                                                                                2001                 1999
                                                                          ----------------     ----------------
                                                                                                 (Predecessor)
     Current deferred tax assets and (liabilities):
       Allowance for doubtful accounts...............................      $       2,312        $       1,457
       Employee compensation bonus and vacation......................                719                1,932
       Prepaid expenses..............................................             (1,184)                  --
       Other.........................................................                 --                1,522
                                                                           -------------        -------------
          Current deferred net tax assets............................              1,847                4,911
                                                                           -------------        -------------
     Non-current deferred tax assets:
       Basis difference in intangible assets.........................                 --               40,759
       Basis difference in property and equipment....................                955                   --
       Capitalized start-up costs....................................                779                   --
       Net operating loss and other carryforwards....................             21,382               41,722
       Other.........................................................                 --                1,055
                                                                           -------------        -------------
          Non-current deferred tax assets............................             23,116               83,536
                                                                           -------------        -------------

     Gross deferred tax assets.......................................             24,963               88,447
     Valuation allowance.............................................            (24,963)             (41,722)
                                                                           -------------        -------------
     Net deferred tax assets.........................................      $          --        $      46,725
                                                                           =============        =============

     The Company's total deferred tax assets were $26,147 and $89,050 at March 31, 2001 and December 31, 1999 (Predecessor), respectively. Total deferred tax liability was $1,184 and $603 at March 31, 2001 and December 31, 1999 (Predecessor), respectively.

     The March 31, 2001 and December 31, 1999 (Predecessor) net deferred tax asset is reduced by a valuation allowance of $24,963 and $41,722, respectively.

     The Company's provision for foreign taxes relates to withholding taxes paid on royalty income remitted by foreign intangible asset licenses.

13.  Debt

     In connection with the Acquisition, the Company entered into a senior credit agreement with a syndicate of lenders, comprised of (i) a $355,000 term loan facility and (ii) a $50,000 revolving credit facility (collectively, the "Senior Credit Facility"). The Company also entered into the $175,000 Bridge Loan which bore interest at 12.5% per annum.

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


     On July 18, 2000, the Company issued $250,000 of 12% Senior Subordinated Notes (the "Notes"). Interest is paid semi-annually and the Notes mature on July 15, 2010. The Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries will guarantee the notes. The proceeds of this offering were used to repay the Bridge Loan and $59,710 of the Senior Credit Facility. In addition, proceeds were used to pay approximately $8,500 of expenses associated with the offering and approximately $6,790 of accrued interest related to the principal repayments.

     During the fiscal year ended March 31, 2001, the Company prepaid $84,000 of outstanding principal under its Senior Credit Facility in addition to the $59,710 prepayment discussed above. On March 30, 2001, the Company made a scheduled principal payment of $2,124 of the Senior Credit Facility.

     As of March 31, 2001, total indebtedness was $459,167 and consisted of $209,167 of outstanding principal under the Senior Credit Facility and $250,000 in Notes.

     Amounts outstanding under the Senior Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the base rate or the eurodollar rate (as defined), in each case plus an additional margin. The additional margin adjusts according to a performance pricing grid based on the Company's ratio of total debt to EBITDA (as defined). As of March 31, 2001, borrowings under the Senior Credit Facility bore interest at rates ranging from 7.66% to 10.51%.

     The Senior Credit Facility is secured by a first priority security interest in substantially all of the Company's existing and future tangible and intangible assets. The Senior Credit Facility requires the Company to meet certain financial tests, including maximum total leverage ratio and maximum senior leverage ratio, minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditure tests. The Senior Credit Facility contains certain restrictive covenants, including restrictions on (i) indebtedness, liens and guarantees; (ii) mergers, consolidations and certain types of acquisitions and asset sales; and (iii) dividends and stock repurchases. In addition, the Senior Credit Facility requires the Company to enter into financial instruments, such as interest rate swaps, so that at least 50% of total debt is effectively at a fixed interest rate. On September 27, 2000, the Company entered into an interest rate swap agreement for a notional amount of $25,000. Under this agreement, the Company pays a fixed rate of interest for a three year period in exchange for receiving a floating rate of interest based on three-month LIBOR. At March 31, 2001, the Company was in compliance with its debt covenants.

     Borrowings under the revolving credit facility are due September 30, 2006 and may be borrowed, repaid and reborrowed prior to maturity. Borrowings under the term loan facility are payable in varying quarterly installments beginning March 31, 2001 through March 2007. The maturity of all the loans can be accelerated upon the event of default.

     The scheduled annual maturities of the Senior Credit Facility and Notes at March 31, 2001 are as follows:

                    2002...............................     $          7,460
                    2003...............................                8,946
                    2004...............................               10,433
                    2005...............................               13,405
                    2006...............................               13,405
                    Thereafter.........................              405,518
                                                            ----------------
                                                            $        459,167
                                                            ================

     In July 2001, the Company amended its Senior Credit Facility. (See Note
24).

14.  Contracts with ZDI

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

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


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

     On January 19, 2001, the Company amended the content license agreement to provide that beginning on March 1, 2001, ZDNet's content license becomes non-exclusive and on March 1, 2002, all of ZDNet's license rights to content from our magazines terminate. During the time at which the license is non-exclusive, the Company will have the right to use and display the editorial content of its publications through any means and media including the Internet. In a sequence from April 1, 2001 through November 1, 2001, ZDNet's right and obligation to maintain websites for the Company's publications will terminate and the Company will obtain the right to host these websites. As consideration for amending the license agreement, ZDNet is obligated to pay the Company a royalty termination fee of $4,500, $2,200 of which was paid on March 1, 2001 and $2,300 of which is payable on March 1, 2002, and ZDNet shall not be obligated to pay any royalties with respect to licensed content after February 28, 2001. The Company will recognize the termination fee pro rata over the contract term.

Computer Shopper Services Agreement

     Under this agreement, the Company provides distribution, circulation and production services to ZDI for its Computer Shopper magazine, and ZDI paid the Company its costs in relation to the performance of these services, plus an additional $5,000 annually in fees. ZDI may terminate this agreement at any time with 90 days prior notice.

     On January 19, 2001, the Company agreed with ZDI to terminate the services agreement and enter into a new agreement effective March 1, 2001. The new agreement contains substantially similar terms, except that ZDI shall not be required to pay the Company any annual fee and shall only be required to reimburse the Company for out-of-pocket expenses incurred in connection with producing and distributing Computer Shopper. On March 1, 2001, ZDI paid the Company a $2,000 non-refundable termination fee in connection with the termination of the original services agreement. The new agreement expires on February 28, 2003, however, ZDI may terminate at any time with 90 days prior written notice. The Company will recognize the termination fee pro rata over the contract term.

15.  Earnings Per Share

     Earnings per share have been omitted on the basis that there are no public shareholders.

16.  Employee Benefit Plans

401(k) Plan

     The Company has established a tax-qualified 401(k) employee savings and profit sharing plan, for all of our employees who meet the 401(k) plan's eligibility requirement. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees and income earned on the 401(k) plan contributions are not taxable to the employees until withdrawn from the 401(k) plan. Employees may make contributions to the plan, which may be matched by the Company; both employee and Company contributions are subject to certain limitations. The Company made contributions of $1,003, $225, $3,990 and $3,674 for the fiscal year ended March 31, 2001, period from January 1, 2000 to April 4, 2000 (Predecessor) and years ended December 31, 1999 (Predecessor) and 1998 (Predecessor), respectively.

Stock Option Plan

     In fiscal 2001, the Company's Board of Directors adopted the 2001 Ziff Davis Holdings Inc. Employee Stock Option Plan (the "Stock Option Plan") which provides for the issuance of non-qualified stock options to purchase shares of Ziff Davis Holdings Inc., the Company's parent, to eligible employees, directors, officers, consultants and advisors (each a

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


"participant"). Under the terms of this Stock Option Plan, options to purchase 2,630,000 shares of the Ziff Davis Holdings Inc.'s common stock shall be reserved for issuance under this Stock Option Plan. The option price per share of common stock shall be fixed at fair value by the appointed committee and set forth in the option agreement entered into with any participant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 20% per year over a five year period on the yearly anniversary date of the grant.

     A summary of the status of the Company's Stock Option Plan as of March 31, 2001, and changes during the fiscal year is presented below:

                                             -------------------     ------------------------
                                                   Number                Average Exercise
                                                 of Shares           Weighted Price Per Share
                                             -------------------     ------------------------
     Outstanding:
       Beginning of fiscal year..........               --                    $      --
       Granted...........................        2,423,543                         0.25
       Exercised.........................               --                           --
       Forfeited ........................          221,679                           --
                                                 ---------                    ---------

     Outstanding - end of fiscal year....        2,201,864                    $    0.25
                                                 =========                    =========

     Exercisable - end of fiscal year....               --
                                                 =========

     Options granted in fiscal 2001 have an exercise price of $0.25.

     As permitted by SFAS No. 123, the Company has chosen to account for employee stock options under Accounting Principles Board Opinion ("APB") No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     If the Company had accounted for employee stock options under the fair value based method, net loss would have increased by approximately $111. As the Company has no public equity, fair value of the options was calculated under the minimum value method utilizing a risk free interest rate of 4.62% and an expected option life of 5 years.

17.  Operating Lease Commitments

     Ziff Davis Media is obligated under various operating leases which expire at various dates through 2019. Future minimum rental commitments under noncancelable operating leases are as follows:

                  2002...........................    $    12,184
                  2003...........................         12,307
                  2004...........................         12,301
                  2005...........................         12,779
                  2006...........................         11,776
                  Thereafter.....................        148,365
                                                   -------------
                    Total........................  $     209,712
                                                   =============

     Included in the above totals is approximately $51,204 of which Ziff Davis Media has noncancelable subleases in place. Total sublease income approximates Ziff Davis Media's required payments under the related leases. Rent expense amounted to approximately $19,530, $4,485, $12,016 and $9,210 for the fiscal year ended March 31, 2001, period from January 1, 2000 to April 4, 2000 (Predecessor) and years ended December 31, 1999 (Predecessor) and 1998 (Predecessor), respectively. Rent income amounted to approximately $2,958, $95, $442, and $0 for the fiscal year ended March 31, 2001, period from January 1, 2000 to April 4, 2000 (Predecessor) and years ended December 31, 1999 (Predecessor) and 1998 (Predecessor), respectively.

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


18.  Contingencies

     The Company is a defendant, along with 11 other magazine publishing companies, in In Re Magazine Antitrust Litigation, pending in Federal District Court for the Southern District of New York. The case alleges a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The plaintiff's motion for partial summary judgment on the issue of liability is pending and the parties are in settlement discussions. Management expects, based upon consultation with counsel, that the outcome of this lawsuit will not have a material adverse effect on the financial position of the Company.

     On February 27, 2001, International Data Group ("IDG") initiated a lawsuit alleging trademark infringement arising out of the launch of our new magazine, CIO Insight. The case, International Data Group v. Ziff Davis Media, is pending in the Federal District Court in Delaware. IDG's motion for a preliminary injunction was denied on May 24, 2001. The Company does not believe that the outcome of this lawsuit will have a material adverse effect on its financial position.

     The Company is subject to various claims and legal proceedings arising in the normal course of business. However, the Company is not presently involved in any legal proceedings that it expects individually or in the aggregate to have a material adverse effect on its financial condition, results of operations or liquidity.

19.  Supplemental Financial Information

Guarantor financial information

     The Company is a holding company and its only assets are the ownership of the capital stock of its subsidiaries and cash balances. All of the Company's consolidated subsidiaries have guaranteed the Company's debt on a full unconditional, joint and several basis. The Company's equity investees (primarily Mac Publishing LLC) are not guarantors of the Company's debt and are recorded in the March 31, 2001 balance sheet at $12,135. There are no restrictions which limit the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances.

     The table below presents combining financial data detailing the Company, the guarantor subsidiaries, the non-guarantor investees and related elimination entries.

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)



                                                                       At March 31, 2001
                                               --------------------------------------------------------------
                                                 Ziff Davis                 Non-
                                                 Media Inc.   Guarantors  Guarantors  Eliminations    Total
                                                 ----------   ----------  ----------  ------------    -----
ASSETS

Current assets:

Cash and cash equivalents ....................   $   1,889    $  23,000    $     --    $      --    $  24,889
Accounts receivable, net .....................          --       52,946          --           --       52,946
Inventories ..................................          --        1,102          --           --        1,102
Prepaid expenses and other current assets ....          --       14,508          --           --       14,508
Due (to) from affiliates .......................   (40,224)      51,899     (11,321)          --          354
                                                 ---------    ---------    --------    ---------    ---------
   Total current assets ......................     (38,335)     143,455     (11,321)          --       93,799
Property and equipment, net ..................          --       80,634          --           --       80,634
Equity investments ...........................          --           --      12,135           --       12,135
Investments in subsidiaries ..................     236,761           --          --     (236,761)          --
Intangible assets, net .......................          --      639,213          --           --      639,213
Notes receivable-affiliate ...................     530,000           --          --     (530,000)          --
Other assets, net ............................      19,215        7,931          --           --       27,146
                                                 ---------    ---------    --------    ---------    ---------
   Total assets ..............................   $ 747,641    $ 871,233    $    814    $(766,761)   $ 852,927
                                                 =========    =========    ========    =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:

Accounts payable .............................   $      --    $  11,994    $     --    $      --    $  11,994
Accrued expenses and other current liabilities       9,909       44,161          --           --       54,070
Current portion of long-term debt ............       7,460           --          --           --        7,460
Unexpired subscriptions, net .................          --       47,179          --           --       47,179
                                                 ---------    ---------    --------    ---------    ---------
   Total current liabilities .................      17,369      103,334          --           --      120,703
Long-term debt ...............................     451,707           --          --           --      451,707
Notes payable-affiliate ......................          --      530,000          --     (530,000)          --
Other non-current liabilities ................          --        1,952          --           --        1,952
                                                 ---------    ---------    --------    ---------    ---------
   Total liabilities .........................     469,076      635,286          --     (530,000)     574,362
                                                 ---------    ---------    --------    ---------    ---------
Stockholder's equity:
Preferred stock ..............................          --          296          --         (296)          --
Common stock .................................          --           27          --          (27)          --
Additional paid-in capital ...................     352,000      315,323          --     (315,323)     352,000
Retained earnings (deficit) ..................     (73,435)     (79,699)        814       78,885      (73,435)
                                                 ---------    ---------    --------    ---------    ---------
   Total stockholder's equity ................     278,565      235,947         814     (236,761)     278,565
                                                 ---------    ---------    --------    ---------    ---------
Total liabilities and stockholder's equity ...   $ 747,641    $ 871,233    $    814    $(766,761)   $ 852,927
                                                 =========    =========    ========    =========    =========

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)



                                                            For the fiscal year ended March 31, 2001
                                               ----------------------------------------------------------------
                                                 Ziff Davis                 Non-
                                                 Media Inc.   Guarantors  Guarantors  Eliminations     Total
                                                 ----------   ----------  ----------  ------------     -----
Revenue, net ...................................   $     --    $ 440,485    $   --       $    --    $ 440,485
Cost of operations:
    Cost of production .........................         --      139,284        --            --      139,284
    Selling, general and administrative expenses         --      254,542        --            --      254,542
    Depreciation and amortization of property
      and equipment ............................         --       16,599        --            --       16,599
    Amortization of intangible assets ..........         --       49,499        --            --       49,499
                                                   --------    ---------    ------       -------    ---------
   Loss from operations ........................         --      (19,439)       --            --      (19,439)
Equity in income from joint ventures ...........         --           --     1,339            --        1,339
Equity in loss from subsidiaries ...............    (78,885)          --        --        78,885           --
Intercompany interest (income) expense .........    (63,600)      63,600        --            --           --
Interest expense, net ..........................     56,561       (1,884)       --            --       54,677
                                                   --------    ---------    ------       -------    ---------
   Income (loss) before income taxes ...........    (71,846)     (81,155)    1,339        78,885      (72,777)
Income tax provision (benefit) .................      1,589       (1,456)      525            --          658
                                                   --------    ---------    ------       -------    ---------
   Net income (loss) ...........................   $(73,435)   $ (79,699)   $  814       $78,885    $ (73,435)
                                                   ========    =========    ======       =======    =========

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)



                                                                   For the fiscal year ended March 31, 2001
                                                      --------------------------------------------------------------
                                                        Ziff Davis                 Non-
                                                        Media Inc.   Guarantors  Guarantors  Eliminations   Total
                                                        ----------   ----------  ----------  ------------   -----

   Cash flows from operating activities:
   Net income (loss).................................   $(73,435)   $ (79,699)   $   814    $  78,885    $ (73,435)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
  Depreciation and amortization ....................          --       66,098         --           --       66,098
  Equity in income from joint ventures .............          --           --     (1,339)          --       (1,339)
  Equity in loss from subsidiaries .................      78,888           --         --      (78,885)          --
  Provision for doubtful accounts ..................          --        2,668         --           --        2,668
  Non cash rent expense ............................          --        1,995         --           --        1,995
  Amortization of debt issuance cost ...............       2,135           --         --           --        2,135
Changes in operating assets and liabilities:

  Accounts receivable ..............................          --       15,421         --           --       15,421
  Inventories ......................................          --        9,284         --           --        9,284
  Accounts payable & accrued expenses ..............       9,909       21,356         --           --       31,265
  Unexpired subscriptions, net .....................          --       (4,901)        --           --       (4,901)
  Due to (from) affiliates .........................      40,224      (41,103)       525           --         (354)
  Prepaid expenses and other, net ..................          --      (11,219)        --           --      (11,219)
                                                       ---------    ---------    -------    ---------    ---------
Net cash provided (used) by operating activities ...      57,718      (20,100)        --           --       37,618
                                                       ---------    ---------    -------    ---------    ---------

Cash flows from investing activities:

  Capital expenditures .............................          --      (33,655)        --           --      (33,655)
  Distributions from joint venture .................          --        3,600         --           --        3,600
  Net proceeds from sale of joint venture ..........          --        1,700         --           --        1,700
  Net proceeds from sale of international operations          --       28,267         --           --       28,267
  Investment in subsidiaries .......................    (315,646)          --         --      315,646           --
  Acquisitions and investments, net of cash acquired          --         (505)        --           --         (505)
  Acquisition of ZDP, net of cash acquired .........          --     (801,953)        --           --     (801,953)
                                                       ---------    ---------    -------    ---------    ---------
Net cash provided by (used)investing activities ....    (315,646)    (802,546)        --      315,646     (802,546)
                                                       ---------    ---------    -------    ---------    ---------

Cash flows from financing activities:

  Proceeds from issuance of equity securities ......     350,000      315,646         --     (315,646)     350,000
  Proceeds from long-term borrowings ...............     605,000           --         --           --      605,000
  Repayment of borrowings under the credit
    facilities .....................................    (145,833)          --         --           --     (145,833)
  Proceeds from senior subordinate notes ...........     175,000           --         --           --      175,000
  Repayment of senior subordinate notes ............    (175,000)          --         --           --     (175,000)
  Issuance of intercompany notes receivable, net ...    (530,000)          --         --      530,000           --
  Proceeds from intercompany notes payable, net ....          --      530,000         --     (530,000)          --
  Debt issuance cost ...............................     (21,350)          --         --           --      (21,350)
                                                       ---------    ---------    -------    ---------    ---------
Net cash provided (used) by financing activities ...     257,817      845,646         --     (315,646)     787,817
                                                       ---------    ---------    -------    ---------    ---------

Net (decrease) increase in cash and cash equivalents        (111)      23,000         --           --       22,889
Cash and cash equivalents, beginning of year .......       2,000           --         --           --        2,000
                                                       ---------    ---------    -------    ---------    ---------

Cash and cash equivalents, end of year .............   $   1,889    $  23,000    $    --    $      --    $  24,889
                                                       =========    =========    =======    =========    =========


Restricted and Unrestricted Subsidiary Financial Data

     The Company is the borrower and its consolidated subsidiaries are all guarantors under the Company's debt agreements on a full unconditional joint and several basis. The Company's equity investees (primarily Mac Publishing LLC) are not guarantors of the Company's debt. In determining compliance with certain covenants specified in these agreements, the Company is required to exclude the results of operations of LaunchCo and InternetCo ("Unrestricted Subsidiaries") and separately report the combining financial statements of the restricted and Unrestricted Subsidiaries, as defined in these agreements. The results of operations of the Unrestricted Subsidiaries are also excluded for certain purposes under the

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


indenture governing the Notes. Reflected below are combining balance sheets and statements of operations for the Company detailing the restricted and Unrestricted Subsidiaries.

                                                                                      At March 31, 2001
                                                              -------------------------------------------------------------------
                                                                Ziff Davis Media
                                                              Inc. and Restricted    Unrestricted
                                                                  Subsidiaries       Subsidiaries   Eliminations           Total
                                                                  ------------       ------------   ------------           -----

ASSETS
Current assets:
     Cash and cash equivalents ............................         $  24,888           $      1    $     --            $  24,889
     Accounts receivable, net .............................            50,454              2,492          --               52,946
     Inventories ..........................................             1,102                 --          --                1,102
     Prepaid expenses and other current assets ............            17,951                 --      (3,443)              14,508
     Due (to) from affiliates .............................               454               (100)         --                  354
                                                                    ---------           --------    --------            ---------
         Total current assets .............................            94,849              2,393      (3,443)              93,799
Property and equipment, net ...............................            54,929             25,705          --               80,634
Equity investments ........................................            12,135                 --          --               12,135
Investments in subsidiaries ...............................            14,159                 --     (14,159)                  --
Intangible assets, net ....................................           639,183                 30          --              639,213
Other assets, net .........................................            27,146                 --          --               27,146
                                                                    ---------           --------    --------            ---------
         Total assets .....................................         $ 892,583           $ 28,128    $(17,602)           $ 852,927
                                                                    =========           ========    ========            =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:

     Accounts payable .....................................         $  11,994           $     --    $     --            $  11,994
     Accrued expenses and other current liabilities .......            44,448             13,065      (3,443)              54,070
     Current portion of long term debt ....................             7,460                 --          --                7,460
     Unexpired subscriptions, net .........................            46,275                904          --               47,179
                                                                    ---------           --------    --------            ---------
         Total current liabilities ........................           110,177             13,969      (3,443)             120,703

Long-term debt ............................................           451,707                 --          --              451,707
Other non-current liabilities .............................             1,952                 --          --                1,952
                                                                    ---------           --------    --------            ---------
         Total liabilities ................................           563,836             13,969      (3,443)             574,362
                                                                    ---------           --------    --------            ---------

Stockholder's equity:
     Preferred stock ......................................                --              1,234      (1,234)                  --
     Common stock .........................................                --                 28         (28)                  --
     Additional paid-in capital ...........................           352,000             63,079     (63,079)             352,000
     Accumulated deficit ..................................           (73,435)           (50,182)     50,182              (73,435)
                                                                    ---------           --------    --------            ---------
         Total stockholder's equity .......................           328,747             14,159     (14,159)             278,565
                                                                    ---------           --------    --------            ---------
         Total liabilities and stockholder's equity .......         $ 892,583           $ 28,128    $(17,602)           $ 852,927
                                                                    =========           ========    ========            =========

                                                                Ziff Davis Media
                                                              Inc. and Restricted    Unrestricted
                                                                  Subsidiaries       Subsidiaries   Eliminations           Total
                                                                  ------------       ------------   ------------           -----
Revenue, net ..............................................         $ 429,995           $ 10,490    $     --            $ 440,485
Cost of operations: .......................................                --
    Cost of production ....................................           131,712              7,572          --              139,284
    Selling, general and administrative expenses ..........           202,108             52,434          --              254,542
    Depreciation and amortization of property and equipment            15,113              1,486          --               16,599
    Amortization of intangible assets .....................            49,499                 --          --               49,499
                                                                    ---------           --------    --------            ---------
    Income (loss) from operations .........................            31,563            (51,002)         --              (19,439)
Equity income from joint ventures .........................             1,339                 --          --                1,339
Equity in loss from subsidiaries ..........................           (50,182)                --      50,182                   --
Interest expense (income), net ............................            54,680                 (3)     50,182               54,677
                                                                    ---------           --------    --------            ---------
     Loss before income taxes .............................           (21,778)           (50,999)         --              (72,777)
Income tax provision (benefit) ............................             1,475               (817)         --                  658
                                                                    ---------           --------    --------            ---------
     Net loss .............................................         $ (23,253)          $(50,182)   $ 50,182            $ (73,435)
                                                                    =========           ========    ========            =========

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


20.  Related Parties

     Investment funds affiliated with Willis Stein are also shareholders of USApubs Inc., a marketer of magazine subscriptions and other services. For the fiscal year ended March 31, 2001, the Company paid approximately $6,600 in fees to USApubs Inc. and has accounts payable, net of approximately $300 at March 31, 2001. The Company sells subscriptions to its publications both directly and through independent subscription marketing companies including USApubs Inc.

21.  Segment Information

     Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the sources of the Company's reportable segments. Asset information is not used for decision making.

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by media platforms and product lines. The Company's reportable segments are:

o Established Businesses Segment - established publications targeted to customers in the consumer and business market

o Developing Businesses Segment - internet operations, publications and business services for emerging product categories targeted to the consumer and business markets.

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization (EBITDA). Any inter-segment revenues included in segment data are not material.

     The following presents information about the reported segments for the periods ending:


                                                              |     Period from
                                         Fiscal year ended    |   April 4, 2000      December 31, 1999       December 31, 1998
                                         -------------------  |  ------------------   --------------------    --------------------
                                                              |    (Predecessor)          (Predecessor)           (Predecessor)
                                                              |
REVENUE:                                                      |
   Established Businesses...........     $        429,995     |  $      128,008        $       533,364         $       540,977
   Developing Businesses............               10,490     |             933                  2,345                      --
                                         ----------------     |  --------------        ---------------         ---------------
     Total..........................     $        440,485     |  $      128,941        $       535,709         $       540,977
                                         ================     |  ==============        ===============         ===============

                                                              |     Period from
                                         Fiscal year ended    |   January 1, 2000         Year ended              Year ended
                                           March 31, 2001     |  to April 4, 2000      December 31, 1999       December 31, 1998
                                         -------------------  |  ------------------   --------------------    --------------------
                                                              |    (Predecessor)          (Predecessor)           (Predecessor)
                                                              |
EBITDA:                                                       |
   Established Businesses...........     $         97,515     |  $       15,342        $       107,599         $        96,438
   Developing Businesses............              (49,517)    |             (27)                (4,018)                 (6,483)
                                         ----------------     |  --------------        ---------------         ---------------
     Total..........................     $         47,998     |  $       15,315        $       103,581         $        89,955
                                         ================     |  ==============        ===============         ===============

                                         Fiscal year ended    |     Year ended
                                           March 31, 2001     |  December 31, 1999
                                         -------------------  | --------------------
                                                              |     (Predecessor)
TOTAL ASSETS:                                                 |
  Established Businesses............     $        828,244     |  $     929,696
  Developing Businesses.............               24,683     |          1,552
                                         ----------------     |  -------------
     Total..........................     $        852,927     |  $     931,248
                                         ================     |  =============

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)

                                                              |    Period from
                                         Fiscal year ended    |  January 1, 2000          Year ended              Year ended
                                           March 31, 2001     | to April 4, 2000       December 31, 1999       December 31, 1998
                                         -------------------  | ------------------    --------------------    --------------------
                                                              |   (Predecessor)          (Predecessor)           (Predecessor)
                                                              |
Reconciliation of Segment EBITDA to                           |
consolidated (loss) income before                             |
income taxes                                                  |
Total segment EBITDA................     $         47,998     | $       15,315        $       103,581         $        89,955
Stock-based compensation expense....                   --     |            446                    866                      --
Non-cash rent expense (credit) and                            |
Year 2000 cost......................                   --     |            404                  4,801                  (1,794)
Depreciation and amortization.......               66,098     |         12,066                 82,477                  82,263
Write-down of intangible assets.....                   --     |             --                778,760                      --
Restructuring charge................                   --     |             --                     --                  39,995
Interest expense, net...............               54,677     |             --                     --                      --
                                         ----------------     | --------------        ---------------         ---------------
Net income (loss) before income taxes    $        (72,777)    | $        2,399        $      (763,323)        $       (30,509)
                                         ================     | ==============        ===============         ===============

     Equity in income of investees included in the Established Businesses segment EBITDA for the fiscal year ended March 31, 2001, period from January 1, 2000 to April 4, 2000 (Predecessor) and years ended December 31, 1999 (Predecessor) and 1998 (Predecessor) was $1,339, $266, $1,874 and $2,154,
respectively.

     The following is sales information by geographic area for the fiscal year ended March 31, 2001, period from January 1, 2000 to April 4, 2000 (Predecessor) and years ended December 31, 1999 (Predecessor) and 1998 (Predecessor). The only geographic area currently reported to and reviewed by the chief operating decision maker is the U.S.

                                                              |    Period from
                                         Fiscal year ended    |  January 1, 2000         Year ended              Year ended
                                           March 31, 2001     | to April 4, 2000      December 31, 1999       December 31, 1998
                                         -------------------  | ------------------   --------------------    --------------------
                                                              |   (Predecessor)          (Predecessor)           (Predecessor)
                                                              |
Revenue                                                       |
United States.......................     $        440,485     | $       109,321       $       456,371         $       461,085
Foreign.............................                   --     |          19,620                79,338                  79,892
                                         ----------------     | ---------------       ---------------         ---------------
   Total revenue....................     $        440,485     | $       128,941       $       535,709         $       540,977
                                         ================     | ===============       ===============         ===============

     Foreign revenue is based on the country in which the sales originate. Revenue from no single foreign country was material to the consolidated revenues of the Company. The Company sold its international operations in August 2000. (See Note 5).

     The following is long-lived asset information by geographic area as of March 31, 2001 and December 31, 1999 (Predecessor):

                                    Fiscal year ended  |      Year ended
                                     March 31, 2001    |   December 31, 1999
                                   ------------------- | --------------------
                                                       |     (Predecessor)
                                                       |
Long-lived assets                                      |
                                                       |
  U.S. ........................     $        731,982   |   $     753,453
  Foreign .....................                   --   |           3,335
                                    ----------------   |   -------------
     Total.....................     $        731,982   |   $     756,788
                                    ================   |   =============

     No one customer accounted for more than 4.5% of total revenue for the fiscal year ended March 31, 2001, period from January 1, 2000 to April 4, 2000 (Predecessor) and years ended December 31, 1999 (Predecessor) and 1998 (Predecessor).

                              ZIFF DAVIS MEDIA INC.

                  (dollars in thousands, except per share data)


22.  Quarterly Financial Data (Unaudited)

     The following is summarized quarterly financial data for fiscal year ended March 31, 2001 for the Company and quarterly financial data for 1999 (Predecessor) and the period from January 1 to March 31, 2000 (Predecessor).


                                           Fiscal
                                          June 30,      Fiscal September    Fiscal December        Fiscal
                                            2001            30, 2001           31, 2001        March 31, 2001
                                      ----------------- ------------------ ------------------ -----------------
     Revenue, net................     $       126,804   $       100,586    $       125,745    $        87,350
     Gross margin................              91,356            71,453             83,928             54,464
     Operating income (loss).....              16,728            (3,792)               832            (33,207)
     Net income (loss)...........     $         2,781   $       (16,388)   $       (15,228)   $       (44,600)

                                          June 30,        September 30,    December 31, 1999     March 31,
                                            1999              1999                                  2000
                                      ----------------- ------------------ ------------------ -----------------
                                       (Predecessor)      (Predecessor)      (Predecessor)     (Predecessor)
     Revenue, net................     $       132,744   $       121,732    $       154,184    $       128,941
     Gross margin................              93,576            85,441            111,081             90,208
     Operating income (loss).....               5,607            (7,462)          (766,208)             2,133
     Net income (loss)...........     $         4,733   $        (5,193)   $      (584,677)   $           304


23.  Fair Value of Financial Instruments

     The Company's accounting policies with respect to financial instruments are discussed in Note 2.

     The carrying amounts and fair values of the Company's significant on balance sheet financial instruments are as follows:


                                                           At March 31, 2001                     At December 31, 1999
                                                   -----------------------------------    --------------------------------
                                                    Carrying             Fair               Carrying            Fair
                                                     Amount              Value               Amount             Value
                                                   ------------      ------------------------------------    -------------
     Cash and equivalents.....................     $    24,889        $    24,889         $     2,487         $     2,487
     Accounts receivable, net.................          52,946             52,946              97,902              97,902
     Accounts payable.........................          11,994             11,994               5,839               5,839
     Senior Credit Facility...................         209,167            209,167                 --                  --
     Senior Subordinated Notes................         250,000            203,750                 --                  --

Interest rate swaps

     The Company utilizes an interest rate swap to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under the Company's interest rate swap agreement, the Company agreed with the counter parties to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counter parties' variable pay rate on three-month LIBOR.

     The fair value of the interest rate swap was estimated by obtaining a quote from a broker, which represented the amount that the Company would pay if the agreement were terminated at the balance sheet date. While it is not the Company's intention to terminate the interest rate swap, the fair value indicated that the termination of the interest rate swap agreement would have resulted in a loss of $1,187.

24.  Subsequent Events

Amendment of Senior Credit Facility

     Due to a substantial decrease in the number of advertising pages published in the Company's publications in the first fiscal quarter of 2002, the Company did not expect to be in compliance at the end of its first fiscal quarter of 2002 with certain debt covenants contained in our Senior Credit Facility. Accordingly, the Company amended its Senior Credit

Facility. This amendment among other things, amends the compliance covenants such that the Company expects to be in compliance with such covenants at June 30, 2001 and adjusts required ratios for the period through September 30, 2002 to levels more in line with our performance expectations. In addition, the availability of the existing $50,000 revolving credit facility is permanently reduced to $30,000, of which only $10,000 is available from June 30, 2001 to September 2002.

     In consideration for amending the Senior Credit Facility on July 13, 2001, Willis Stein and its co-investors contributed $50,000 of equity to Ziff Davis Holdings Inc., the Company's parent. The $50,000 was subsequently contributed to the Company, of which $35,000 was used to repay senior indebtedness and $15,000 was restricted to pay interest on the Company's Notes. Under the amendment, net proceeds of up to $50,000 from the sale of certain assets will not have to be used to repay indebtedness and may be used to fund the Unrestricted Subsidiaries. The Company has not entered into any agreements with respect to such asset sales. In addition, interest rates under the credit facility have been adjusted and we have paid a fee to our lenders totaling approximately $500.

     There can be no assurance that the number of advertising pages published in our publications and related operating performance will improve and that the Company will be in compliance with our loan covenants in the future.

Capital Contribution

     In May 2001, the Company received $20,000 of capital contribution from Willis Stein and its co-investors.

Restructuring

     Current economic trends in the United States have had a negative impact on the Company's business. These trends include consolidation among advertisers, increases in postage costs and a general decline in advertising spending. In anticipation of this decline, the Company began a restructuring program in the first quarter of fiscal 2002 under which the Company expects to consolidate operations and eliminate headcount to reduce costs. The Company expects to finalize these initiatives during the second quarter of its fiscal year and anticipates incurring employee termination and related costs which have not yet been quantified.