Form 10-Q
period 2001-06-30
ZIFF DAVIS MEDIA INC
filed 2001-08-14
CIK 1123652

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 ------------
                                   FORM 10-Q
                                 ------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2001

                                    - or -


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from _________ to __________.

                       Commission file number 333-48014

                             ZIFF DAVIS MEDIA INC.
            (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                          36-4336460
     (State or other jurisdiction of   (I.R.S, Employer Identification No.)
      incorporation or organization)

                            28 East 28/th/ Street,
                           New York, New York 10016
                   (Address of principal executive offices)

       Registrants telephone number, including area code: (212) 503-3500

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO [_]

     As of August 13, 2001, 1,000 shares of common stock, par value $0.01 per share were issued and outstanding.

                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

   Consolidated Balance Sheets as of March 31, 2001 and  June 30 (unaudited)..........................................     1

   Unaudited Consolidated Statements of Operations for the three months ended June 30, 2000 and 2001..................     2

   Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2000 and 2001..................     3

   Unaudited Consolidated Statements of Changes in Stockholder's Equity for the three months ended June 30, 2000 and
     2001.............................................................................................................     4

   Notes to Unaudited Consolidated Financial Statements...............................................................     5

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................    18

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk....................................................    24

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings............................................................................................    25

ITEM 5.  Other Information............................................................................................    25

SIGNATURES............................................................................................................    26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ZIFF DAVIS MEDIA INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)


                                                                                         March 31,           June 30,
                                                                                           2001                2001
                                                                                      ----------------    ---------------
                                       ASSETS                                                               (unaudited)
Current assets:
   Cash and cash equivalents..................................................        $     24,889        $     11,217
   Accounts receivable, net...................................................              52,946              53,726
   Inventories................................................................               1,102               1,089
   Prepaid expenses and other current assets..................................              14,508               9,508
   Due from affiliate.........................................................                 354                 273
                                                                                      ------------        ------------
     Total current assets.....................................................              93,799              75,813
Property and equipment, net...................................................              80,634              80,285
Equity investments............................................................              12,135              11,802
Intangible assets, net........................................................             639,213             625,790
Other assets..................................................................              27,146              23,077
                                                                                      ------------        ------------
     Total assets.............................................................        $    852,927        $    816,767
                                                                                      ============        ============

                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable...........................................................        $     11,994        $      9,980
   Accrued expenses and other current liabilities.............................              54,070              58,387
   Current portion of long-term debt..........................................               7,460               7,832
   Unexpired subscriptions, net...............................................              47,179              40,494
                                                                                      ------------        ------------
     Total current liabilities................................................             120,703             116,693
   Long-term debt.............................................................             451,707             449,470
   Other non-current liabilities..............................................               1,952               2,528
                                                                                      ------------        ------------
     Total liabilities........................................................             574,362             568,691
                                                                                      ------------        ------------

Commitments and contingencies (Note 6)
Stockholder's equity:
    Common stock: $0.01 par value, 1,000 shares authorized, issued and
    outstanding...............................................................                  --                  --
   Additional paid-in capital.................................................             352,000             372,000
   Accumulated other comprehensive loss.......................................                  --              (1,140)
   Accumulated deficit........................................................             (73,435)           (122,784)
                                                                                      ------------        ------------
     Total stockholder's equity...............................................             278,565             248,076
                                                                                      ------------        ------------
     Total liabilities and stockholder's equity...............................        $    852,927        $    816,767
                                                                                      ============        ============


 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             ZIFF DAVIS MEDIA INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                            Three months ended
                                                                                 June 30,
                                                                     ---------------------------------
                                                                         2000               2001
                                                                     --------------     --------------
   Revenue, net..................................................    $    126,804       $     85,130
   Cost of operations:
      Cost of production.........................................          35,448             30,614
      Selling, general and administrative expenses...............          62,735             68,207
      Restructuring costs........................................              --              1,050
      Depreciation and amortization of property and equipment....           3,194              8,187
      Amortization of intangible assets..........................           8,699             13,438
                                                                     ------------       ------------
   Income (loss) from operations.................................          16,728            (36,366)
   Equity in income (loss) from joint ventures...................             624               (208)
   Interest expense, net.........................................          12,639             12,521
                                                                     ------------       ------------
        Income (loss) before income taxes........................           4,713            (49,095)
   Income tax provision..........................................           1,932                254
                                                                     ------------       ------------
        Net income (loss)........................................    $      2,781       $    (49,349)
                                                                     ============       ============

   The accompanying notes are in an integral of these unaudited consolidated finanial statements.

                             ZIFF DAVIS MEDIA INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                   Three months ended
                                                                                        June 30,
                                                                            ----------------------------------
                                                                                 2000               2001
                                                                            ----------------    --------------
Cash flows from operating activities:
Net income (loss)......................................................     $      2,781        $    (49,349)
Adjustments to reconcile net income (loss) to net cash provided (used)
by operating activities:
   Depreciation and amortization.......................................           11,893              21,625
   Equity in (income) loss from joint ventures.........................             (624)                208
   Deferred tax provision..............................................            1,864                  --
   Provision for doubtful accounts.....................................            2,049                 833
   Non-cash rent expense...............................................              499                 529
   Amortization of debt issuance costs.................................              423                 549
   Changes in operating assets and liabilities:
       Account receivable..............................................          (20,993)             (1,613)
       Inventories.....................................................            1,061                  13
       Accounts payable and accrued expenses...........................           24,874               1,163
       Unexpired subscriptions, net....................................           (3,331)             (6,685)
       Due from affiliates.............................................             (293)                 81
       Prepaid expenses and other, net.................................           (4,417)             13,068
                                                                            -------------       ------------
Net cash provided (used) by operating activities.......................           15,786             (19,578)
                                                                            ------------        ------------
Cash flows from investing activities:
   Capital expenditures................................................             (720)            (12,339)
   Distributions from joint venture....................................            2,000                 125
   Acquisitions and investments, net of cash acquired..................             (155)                (15)
   Acquisition of ZDP, net of cash acquired............................         (798,328)                 --
                                                                            ------------        ------------
Net cash used by investing activities..................................         (797,203)            (12,229)
                                                                            ------------        ------------
Cash flows from financing activities:
   Proceeds from capital contributions.................................               --              20,000
   Repayment of debt...................................................               --              (1,865)
   Proceeds from issuance of equity securities.........................          333,000                  --
   Proceeds from borrowings under senior credit facilities.............          355,000                  --
   Proceeds from issuance of senior subordinated notes.................          175,000                  --
   Debt issuance costs.................................................          (11,543)                 --
                                                                            ------------        ------------
Net cash provided by financing activities..............................          851,457              18,135
                                                                            ------------        ------------
Net increase (decrease) in cash and cash equivalents...................           70,040             (13,672)
Cash and cash equivalents at beginning of period.......................            2,000              24,889
                                                                            ------------        ------------
Cash and cash equivalents at end of period.............................     $     72,040        $     11,217
                                                                            ============        ============

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             ZIFF DAVIS MEDIA INC.

     UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                       (in thousands, except share data)

                                                                                        Accumulated
                                          Common Stock       Additional                    Other           Total
                                     -----------------------   Paid-in     Retained    Comprehensive   Stockholder's  Comprehensive
                                      Shares        Amount     Capital     Earnings        Loss           Equity         Income
                                     ---------     ---------   -------     --------        ----           ------         ------
Balance at April 1, 2000...........          6     $     --   $   2,000   $       --    $      --        $   2,000      $     --
Sale of common stock to Parent.....        994           --     333,000           --           --          333,000            --
Net income.........................         --           --          --        2,781           --            2,781         2,781
                                     ---------     --------   ---------   ----------    ---------        ---------      --------
Balance at June 30, 2000...........      1,000     $     --   $ 335,000   $    2,781    $      --        $ 337,781      $  2,781
                                     =========     ========   =========   ==========    =========        =========      ========

                                                                                        Accumulated
                                          Common Stock       Additional                    Other           Total
                                     -----------------------   Paid-in   Accumulated   Comprehensive   Stockholder's  Comprehensive
                                      Shares        Amount     Capital     Deficit         Loss           Equity         Income
                                     ----------    ---------   -------     -------         ----           ------         ------
Balance at April 1, 2001...........      1,000     $     --   $ 352,000   $  (73,435)   $      --        $ 278,565      $     --
Cumulative effect of  adoption of
    accounting principle...........         --           --          --           --       (1,187)          (1,187)       (1,187)
Capital contribution...............         --           --      20,000           --           --           20,000            --
Net loss...........................         --           --          --      (49,349)          --          (49,349)      (49,349)
Changes in fair value of interest
    rate swap......................         --           --          --           --           47               47            47
                                     ---------     --------   ---------   ----------    ---------        ---------      --------
Balance at June 30, 2001...........      1,000     $     --   $ 372,000   $ (122,784)   $  (1,140)       $ 248,076      $(50,489)
                                     =========     ========   =========   ==========    =========        =========      ========

 The accompanying notes are an integral part of these unsaudited consolidated financial statements.

                              ZIFF DAVIS MEDIA INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

1.  The Company and Basis of Presentation

Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Media Inc. at March 31, and June 30, 2001 and the results of its consolidated operations and cash flows for the three months ended June 30, 2001 and 2000 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2002. For further information refer to Ziff Davis Media Inc.'s consolidated financial statements, including the notes to those statements, that are included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

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

    The Company had no operations prior to April 5, 2000, when it completed the acquisition of ZDP for $780,000 plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting. The Company funded the Acquisition by: (i) issuing 1,000 shares of common stock to its parent company, Ziff Davis Holdings Inc., for $335,000, (ii) issuing $175,000 of senior subordinated notes (the "Bridge Loan"). Fees and expenses including debt issuance costs associated with the Acquisition, totaling approximately $30,000, were paid with the equity and debt proceeds.

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

    For additional information on the Company's reportable operating segments, see Note 8.

Principles of combination and consolidation

    The financial statements of the Company as of March 31, 2001 and June 30, 2001 and for the three months ended June 30, 2001 and 2000 are prepared on a consolidated basis and include the accounts of the Company and its

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except per share amounts)

subsidiaries. All significant intercompany accounts and transactions have been eliminated in combination. Investments in companies in which ownership interests are greater than 20 percent and in which the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of such companies are accounted for under the equity method.

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal years beginning after June 15, 2000. Effective April 1, 2001, the Company adopted SFAS No. 133.

     SFAS 133 requires that the Company record all derivatives on the balance sheet at fair value. The Company entered into an interest rate swap agreement to hedge cash flow exposure related to variable interest rates on its debt. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive loss ("AOCL") until the hedged transactions occur and are recognized in earnings. The ineffective portion, if any, of a hedging derivative's change in fair value will be immediately recognized in earnings. As a result of adopting SFAS 133 and in accordance with the transition provisions, the Company recorded the fair value ($1,187) of the interest rate swap as an other liability with an offsetting charge to AOCL.

     During the quarter, the Company recorded the change in fair value of the interest rate swap agreement to AOCL. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. The Company links all hedges that are designated as cash flow hedges to forecasted transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively.

     On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company intends to adopt the provisions of SFAS No. 142 during its fiscal year 2003. The impact of this pronouncement on the Company's financial statements is currently being evaluated.

     In June 2001, the Financial Accounting Standards Board issued EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products." EITF 00-25 defines statement of operation characterization of consideration from a vendor to an entity that purchases the vendor's products for resale. The impact of this pronouncement on the Company's financial statements is currently being evaluated.

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

     Management has put plans in place to establish a stand-alone infrastructure and restructure the operations of ZDP. These plans include the consolidation and rationalization of certain operations and incremental non-recurring costs associated with the Acquisition. The primary objective of these plans are to (i) develop and establish the infrastructure of the Company, as ZDP was not a separate legal entity and did not have stand-alone operations, (ii) reduce overhead expenses and (iii) dispose of businesses which do not meet long-term strategic objectives. These plans have been substantially finalized, however, additional costs may result as the Company refines and implements these plans. Such costs will be recorded as an adjustment to goodwill. The Company's estimate of the total cash expenditures associated with these plans is approximately $8,000, which primarily consists of severance and termination benefits costs, contract termination costs and facilities rationalization expenses, with approximately $6,100 having been spent through June 30, 2001. The Company expects to substantially

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except per share amounts)

complete these plans and related cash expenditures during fiscal 2002. The final costs associated with these plans and the final allocation of purchase price are not expected to differ materially from current estimates.

     Summary pro forma financial information for the three months ended June 30, 2000 would not differ materially from actual results, as the Acquisition was completed near the beginning of the Company's fiscal year and therefore, is not presented.

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

     The purchase price for these assets consists of:

     1.  $31,000 in cash subject to post closing adjustments, plus

     2. approximately $3,200 related to purchase of inventory, prepaid expenses and fixed assets, excluding leasehold improvements offset by approximately $3,500 of net subscription liabilities assumed; and

     3. an additional $15,000 to be paid over a period of five years in five annual payments of $3,000, which we have recorded at a net present value of $11,300.

     The net assets related to these operations have been recorded in the balance sheet as other assets and as of June 30, 2001 are reflected at the remaining estimated net proceeds from the sale, as adjusted for estimated cash flows from these operations and liquidation expenses. Activity in the net assets held for sale from the Acquisition (April 5, 2000) to June 30, 2001 is:

           Asset held for sale at Acquisition date...........     $  36,750
           Non-cash adjustments to asset held for sale.......        (2,357)
           Initial proceeds from sale of operations..........       (30,948)
           Cash outlays......................................           546
                                                                  ---------
           Asset held for sale, net at June 30, 2001.........     $   3,991
                                                                  =========

     The amount the Company will ultimately realize upon completion of the sale and liquidation may differ from the amounts assumed in arriving at the estimated net realizable value of the assets. Such a difference would be recorded as an adjustment to goodwill. The Company expects the liquidation of its wholly-owned international operations to be completed during fiscal 2002. In July 2001, the Company entered an agreement to accelerate the deferred payment due under this agreement (see Note 9).

3.   Debt

     As of June 30, 2001, total indebtedness was $457,302 and consisted of $207,302 of outstanding principal under the Company's Senior Credit Facility and $250,000 of 12% Senior Subordinated Notes due 2010.

     Borrowings under the revolving credit facility are due September 30, 2006 and may be borrowed, repaid and reborrowed prior to maturity. Borrowings under the term loan facility are payable in varying quarterly installments beginning March 31, 2001 through March 2007. The maturity of all the loans can be accelerated upon the event of default.

     As of June 30, 2001, borrowings under the Senior Credit Facility bore interest at rates ranging from 6.46% to 8.66%.

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except per share amounts)

     The Company amended its Senior Credit Facility in July 2001 (see Note 9).

4.   Earnings Per Share

     Earnings per share have been omitted on the basis that there are no public shareholders.

5.   Restructuring

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

     Management expects to finalize restructuring plans during the quarter ending September 30, 2001. The Company expects to incur a pre-tax charge of approximately $23,500 to $25,500 for this restructuring program. The charge include non-cash asset impairment costs of $11,000 to $11,500, employee termination costs of $6,000 to $7,000 and costs to exit activities of $6,500 to $7,000. The costs primarily relate to the closure of Family PC magazine and its related website, the restructuring of the Company's sales, marketing and editorial functions across all platforms, the closure of Zcast.tv, a website, and the consolidation of the Company's facilities. Due to the timing of determinations made in regard to the plans, $1,050 of the charge was recorded during the quarter ended June 30, 2001 and the remainder is expected to be recorded during the quarter ending September 30, 2001.

6.   Contingencies

     Ziff Davis Media is subject to various claims and legal proceedings arising in the normal course of business. However, we are not presently involved in any legal proceedings that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operations or liquidity.

     The Company is a defendant, along with numerous other magazine publishing companies, in In Re Magazine Antitrust Litigation, pending in Federal District Court for the Southern District of New York. The case which is a consolidation of approximately 25 separate class action price fixing lawsuits that were commenced beginning on July 19, 2000, alleges a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The plaintiff's motion for partial summary judgment on the issue of liability is pending and the parties are in settlement discussions. Management expects, based upon consultation with counsel, that the outcome of this lawsuit will not have a material adverse effect on the financial position of the Company.

     On February 27, 2001, International Data Group ("IDG") initiated a lawsuit alleging trademark infringement arising out of the launch of our new magazine, CIO Insight. The case, International Data Group v. Ziff Davis Media, is pending in the Federal District Court in Delaware. IDG's motion for a preliminary injunction was denied on May 24, 2001 and the parties are in discovery. The Company does not believe that the outcome of this lawsuit will have a material adverse effect on its financial position.

     On or about April 12, 2001, the Company received a claim filed in the High Court of Justice, Chancery Division, Royal Courts of Justice in the UK, alleging that certain software was improperly bundled with the July 2000 issue of PC Magazine in the UK. More specifically, the plaintiff, Isys Systems, seeks approximately $175 and an injunction preventing Ziff Davis (UK) from distributing its software. The Company is attempting to settle this copyright infringement case and does not believe that the outcome will have a material adverse effect on its financial position.

7.   Supplemental Financial Information

Guarantor financial statements

     The Company is a holding company and its only assets are the ownership of the capital stock of its subsidiaries and cash balances. All of the Company's consolidated subsidiaries have guaranteed the Company's debt on a full unconditional, joint and several basis. The Company's equity investee is not a guarantor of the debt and is recorded in the June 30, 2001 balance

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except per share amounts)

sheet at $11,802. There are no restrictions which limit the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances.

     The table below presents unaudited combining financial data detailing the Company, the guarantor subsidiaries, the non-guarantor investee and related elimination entries.

                                                                        Balance Sheet at June 30, 2001
                                                     --------------------------------------------------------------------
                                                     Ziff Davis                   Non
                                                     Media Inc.   Guarantors   Guarantors      Eliminations     Total
                                                     ----------   ----------   ----------      ------------     -----
ASSETS
Current assets:
   Cash and cash equivalents....................     $    8,960   $    2,257   $      --       $       --     $   11,217
   Accounts receivable, net....................              --       53,726          --               --         53,726
   Inventories.................................              --        1,089          --               --          1,089
   Prepaid expenses and other current assets...              --        9,508          --               --          9,508
   Due (to) from affiliates....................         (60,260)      71,729     (11,196)              --            273
                                                     ----------   ----------   ---------       ----------     ----------
     Total current assets......................         (51,300)     138,309     (11,196)              --         75,813
Property and equipment, net....................              --       80,285          --               --         80,285
Equity investment..............................              --           --      11,802               --         11,802
Investment in subsidiaries.....................         224,107           --          --         (224,107)            --
Intangible assets, net.........................              --      625,790          --               --        625,790
Notes receivable-affiliate.....................         530,000           --          --         (530,000)            --
Other assets...................................          18,700        4,377          --               --         23,077
                                                     ----------   ----------   ---------       ----------     ----------
     Total assets..............................      $  721,507   $  848,761   $     606       $ (754,107)    $  816,767
                                                     ==========   ==========   =========       ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable ............................      $       --   $    9,980   $      --       $       --     $    9,980
  Accrued expenses and other current
    liabilities................................          16,129       42,258          --               --         58,387
  Current portion of long-term debt............           7,832           --          --               --          7,832
  Unexpired subscriptions, net.................              --       40,494          --               --         40,494
                                                     ----------   ----------   ---------       ----------     ----------
     Total current liabilities.................          23,961       92,732          --               --        116,693
Long-term debt.................................         449,470           --          --               --        449,470
Notes payable-affiliate........................              --      530,000          --         (530,000)
Other non-current liabilities..................              --        2,528          --               --          2,528
                                                     ----------   ----------   ---------       ----------     ----------
     Total liabilities.........................         473,431      625,260          --         (530,000)       568,691
                                                     ----------   ----------   ---------       ----------     ----------
Stockholder's equity:
Preferred stock................................              --        1,234          --           (1,234)            --
Common stock...................................              --           28          --              (28)            --
Additional paid-in capital.....................         372,000      354,077          --         (354,077)       372,000
Accumulated other comprehensive loss...........          (1,140)          --          --               --         (1,140)
Retained earnings (deficit)....................        (122,784)    (131,838)        606          131,232       (122,784)
                                                     ----------   ----------   ---------       ----------     ----------
     Total stockholder's equity................         248,076      223,501         606         (224,107)       248,076
                                                     ----------   ----------   ---------       -----------    ----------
Total liabilities and stockholder's equity.....      $  721,507   $  848,761   $     606       $ (754,107)    $  816,767
                                                     ==========   ==========   =========       ==========     ==========

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except per share amounts)

                                                                       Balance Sheet at March 31, 2001
                                                     --------------------------------------------------------------------
                                                     Ziff Davis                  Non
                                                     Media Inc.   Guarantors  Guarantors       Eliminations     Total
                                                     ----------   ----------  ----------       ------------     -----
ASSETS
Current assets:
   Cash and cash equivalents....................     $    1,889   $   23,000   $      --       $       --     $   24,889
   Accounts receivable, net....................              --       52,946          --               --         52,946
   Inventories.................................              --        1,102          --               --          1,102
   Prepaid expenses and other current assets...              --       14,508          --               --         14,508
   Due (to) from affiliates....................         (40,224)      51,899     (11,321)              --            354
                                                     ----------   ----------   ---------       ----------     ----------
     Total current assets......................         (38,335)     143,455     (11,321)              --         93,799
Property and equipment, net....................              --       80,634          --               --         80,634
Equity investment..............................              --           --      12,135               --         12,135
Investment in subsidiaries.....................         236,761           --          --         (236,761)            --
Intangible assets, net.........................              --      639,213          --               --        639,213
Notes receivable-affiliate.....................         530,000           --          --         (530,000)            --
Other assets...................................          19,215        7,931          --               --         27,146
                                                     ----------   ----------   ---------       ----------     ----------
     Total assets..............................      $  747,641   $  871,233   $     814       $ (766,761)    $  852,927
                                                     ==========   ==========   =========       ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable ............................      $       --   $   11,994   $      --       $       --     $   11,994
  Accrued expenses and other current
    liabilities................................           9,909       44,161          --               --         54,070
  Current portion of long-term debt............           7,460           --          --               --          7,460
  Unexpired subscriptions, net.................              --       47,179          --               --         47,179
                                                     ----------   ----------   ---------       ----------     ----------
     Total current liabilities.................          17,369      103,334          --               --        120,703
Long-term debt.................................         451,707           --          --               --        451,707
Notes payable-affiliate........................              --      530,000          --         (530,000)
Other non-current liabilities..................              --        1,952          --               --          1,952
                                                     ----------   ----------   ---------       ----------     ----------
     Total liabilities.........................         469,076      635,286          --         (530,000)       574,362
                                                     ----------   ----------   ---------       ----------     ----------
Stockholder's equity:
Preferred stock................................              --        1,234          --           (1,234)            --
Common stock...................................              --           28          --              (28)            --
Additional paid-in capital.....................         352,000      314,384          --         (314,384)       352,000
Retained earnings (deficit)....................         (73,435)     (79,699)        814           78,885        (73,435)
                                                     ----------   ----------   ---------       ----------     ----------
     Total stockholder's equity................         278,565      235,947         814         (236,761)       278,565
                                                     ----------   ----------   ---------       ----------     ----------
Total liabilities and stockholder's equity.....      $  747,641   $  871,233   $     814       $ (766,761)    $  852,927
                                                     ==========   ==========   =========       ==========     ==========

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except per share amounts)

                                                                           Statement of Operations
                                                                  For the three months ended June 30, 2001
                                                     --------------------------------------------------------------------
                                                     Ziff Davis                  Non
                                                     Media Inc.   Guarantors  Guarantors       Eliminations      Total
                                                     ----------   ----------  ----------       ------------      -----
Revenue, net...................................      $       --   $   85,130   $      --       $        --    $   85,130
Cost of operations:
    Cost of production.........................              --       30,614          --                --        30,614
    Selling, general and administrative
      expenses.................................              --       68,207          --                --        68,207
    Restructuring costs........................              --        1,050          --                --         1,050
    Depreciation and amortization of property
      and equipment............................              --        8,187          --                --         8,187
    Amortization of intangible assets..........              --       13,438          --                --        13,438
                                                     ----------   ----------   ---------       -----------    ----------
    Loss from operations.......................              --      (36,366)         --                --       (36,366)
Equity in loss from joint ventures.............              --           --        (208)               --          (208)
Equity in loss from subsidiaries...............         (52,347)          --          --            52,347            --
Intercompany interest (income) expense.........         (15,806)      15,806          --                --            --
Interest expense (income), net.................          12,610          (89)         --                --        12,521
                                                     ----------   ----------   ---------       -----------    ----------
    Loss before income taxes...................         (49,151)     (52,083)       (208)           52,347       (49,095)
Income tax provision...........................             198           56          --                --           254
                                                     ----------   ----------   ---------       -----------    ----------
    Net loss...................................      $  (49,349)  $  (52,139)  $    (208)      $    52,347    $  (49,349)
                                                     ==========   ==========   =========       ===========    ==========

                                                                           Statement of Operations
                                                                  For the three months ended June 30, 2000
                                                     --------------------------------------------------------------------
                                                     Ziff Davis                   Non
                                                     Media Inc.   Guarantors   Guarantors      Eliminations      Total
                                                     ----------   ----------   ----------      ------------      -----
Revenue, net...................................      $       --   $  126,804   $      --       $        --    $  126,804
Cost of operations:
    Cost of production.........................              --       35,448          --                --        35,448
    Selling, general and administrative
     expenses..................................              --       62,735          --                --        62,735
    Depreciation and amortization of property
      and equipment............................              --        3,194          --                --         3,194
    Amortization of intangible assets..........              --        8,699          --                --         8,699
                                                     ----------   ----------   ---------       -----------    ----------
    Income from operations.....................              --       16,728          --                --        16,728
Equity in income from joint ventures...........              --           --         624                --           624
Equity in income from subsidiaries.............             934           --          --              (934)           --
Intercompany interest (income) expense.........         (15,900)      15,900          --                --            --
Interest expense (income), net.................          12,771         (132)         --                --        12,639
                                                     ----------   ----------   ---------       -----------    ----------
    Income before income taxes.................           4,063          960         624              (934)        4,713
Income tax provision...........................           1,282          394         256                --         1,932
                                                     ----------   ----------   ---------       -----------    ----------
    Net income................................       $    2,781   $      566   $     368       $      (934)   $    2,781
                                                     ==========   ==========   =========       ===========    ==========

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except per share amounts)



                                                                             Statement of Cash Flows
                                                                      For the three months ended June 30, 2001
                                                         -------------------------------------------------------------------
                                                          Ziff Davis                   Non
                                                          Media Inc.   Guarantors   Guarantors    Eliminations     Total
                                                          ----------   ----------   ----------    ------------     -----
Cash flows from operating activities:
Net loss............................................     $  (49,349)  $  (52,139)   $    (208)    $   52,347    $  (49,349)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization.....................             --       21,625            -             --        21,625
  Equity in loss from joint ventures................             --           --          208             --           208
  Equity in loss from subsidiaries..................         52,347           --           --        (52,347)           --
  Provision for doubtful accounts...................             --          833           --             --           833
  Non-cash rent expense.............................             --          529           --             --           529
  Amortization of debt issuance cost................            549           --           --             --           549
Changes in operating assets and liabilities:
  Accounts receivable...............................             --       (1,613)          --             --        (1,613)
  Inventories.......................................             --           13           --             --            13
  Accounts payable & accrued expenses...............          5,080       (3,917)          --             --         1,163
  Unexpired subscriptions, net......................             --       (6,685)          --             --        (6,685)
  Due from affiliates...............................         12,963      (12,882)          --             --            81
  Prepaid expenses and other, net...................             --       13,068           --             --        13,068
                                                         ----------   ----------    ---------     ----------    ----------
Net cash provided (used)  by operating activities...         21,590      (41,168)          --             --       (19,578)
                                                         ----------   ----------    ---------     ----------    ----------

Cash flows from investing activities:
  Capital expenditures..............................             --      (12,339)          --             --       (12,339)
  Distributions from joint venture..................             --          125           --             --           125
  Investment in subsidiaries........................        (32,654)          --           --         32,654            --
  Acquisitions and investments, net of cash
   acquired.........................................             --          (15)          --             --           (15)
                                                         ----------   ----------    ---------     ----------    ----------
Net cash used by investing activities...............        (32,654)     (12,229)          --         32,654       (12,229)
                                                         ----------   ----------    ---------     ----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of equity securities.......         20,000       32,654           --        (32,654)       20,000
  Repayment of debt.................................         (1,865)          --           --             --        (1,865)
                                                         ----------   ----------    ---------     ----------    ----------
Net cash (used) provided by financing activities....         18,135       32,654           --        (32,654)       18,135
                                                         ----------   ----------    ---------     -----------   ----------

Increase in cash and cash equivalents...............          7,071      (20,743)          --             --       (13,672)
Cash and cash equivalents, beginning of period......          1,889       23,000           --             --        24,889
                                                         ----------   ----------    ---------     ----------    ----------
Cash and cash equivalents, end of period............     $    8,960   $    2,257    $      --     $       --    $   11,217
                                                         ==========   ==========    =========     ==========    ==========

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except per share amounts)

                                                                                       Statement of Cash Flows
                                                                               For the three months ended June 30, 2000
                                                                  ----------------------------------------------------------------
                                                                  Ziff Davis                    Non
                                                                  Media Inc.   Guarantors    Guarantors   Eliminations     Total
                                                                  ---------    ----------    ----------   ------------     ------
   Cash flows from operating activities:
   Net income................................................     $    2,781   $      566   $     368     $      (934)  $    2,781
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization...........................             --       11,893          --              --       11,893
     Equity in income from joint ventures....................             --           --        (624)             --         (624)
     Equity in income from subsidiaries......................           (934)          --          --             934           --
     Deferred tax provision..................................             --        1,864          --              --        1,864
     Provision for doubtful accounts.........................             --        2,049          --              --        2,049
     Non-cash rent expense...................................             --          499          --              --          499
     Amortization of debt issuance cost......................            423           --          --              --          423

   Changes in operating assets and liabilities:
     Accounts receivable.....................................             --      (20,993)         --              --      (20,993)
     Inventories.............................................             --        1,061          --              --        1,061
     Accounts payable & accrued expenses.....................         11,864       13,010          --              --       24,874
     Unexpired subscriptions, net............................             --       (3,331)         --              --       (3,331)
     Due to (from) affiliates................................        (36,144)      35,595         256              --         (293)
     Prepaid expenses and other, net.........................             --       (4,417)         --              --       (4,417)
                                                                  ----------   ----------   ---------     -----------   ----------
   Net cash provided (used)  by operating activities.........        (22,010)      37,796          --              --       15,786
                                                                  ----------   ----------   ---------     -----------   ----------

   Cash flows from investing activities:
     Capital expenditures....................................             --         (720)         --              --         (720)
     Distributions from joint venture........................             --        2,000          --              --        2,000
     Investment in subsidiaries..............................       (251,305)          --          --         251,305           --
     Acquisitions and investments, net of cash acquired......             --         (155)         --              --         (155)
     Acquisition of ZDP, net of cash acquired................             --     (798,328)         --                     (798,328)
                                                                  ----------   ----------   ---------     -----------   ----------
   Net cash (used) provided by investing activities..........       (251,305)    (797,203)         --         251,305     (797,203)
                                                                  ----------   ----------   ---------     -----------   ----------

   Cash flows from financing activities:
     Proceeds from issuance of equity securities.............        333,000      251,305          --        (251,305)     333,000
     Proceeds from borrowings under senior credit
     facilities..............................................        355,000           --          --              --      355,000
     Proceeds from issuance of senior subordinated notes.....        175,000           --          --              --      175,000
     Issuance of intercompany notes receivable, net..........       (530,000)          --          --         530,000           --
     Proceeds from intercompany notes payable, net...........             --      530,000          --        (530,000)          --
     Debt issuance cost......................................        (11,543)          --          --              --      (11,543)
                                                                  ----------   ----------   ---------     -----------   ----------
   Net cash provided (used) by financing activities..........        321,457      781,305          --        (251,305)     851,457
                                                                  ----------   ----------   ---------     -----------   ----------

   Net increase in cash and cash equivalents.................         48,142       21,898          --              --       70,040
   Cash and cash equivalents, beginning of year..............          2,000           --          --              --        2,000
                                                                  ----------   ----------   ---------     -----------   ----------
   Cash and cash equivalents, end of year....................     $   50,142   $   21,898   $      --     $        --   $   72,040
                                                                  ==========   ==========   =========     ===========   ==========


Restricted and Unrestricted Subsidiary Financial Data
-----------------------------------------------------

     The Company is the borrower and its consolidated subsidiaries are all guarantors under the Company's debt agreements on a full unconditional joint and several basis. The Company's equity investee is not a guarantor of the debt. In determining compliance with certain covenants specified in these agreements, the Company is required to exclude the results of operations of LaunchCo and InternetCo ("Unrestricted Subsidiaries") and separately report the combining financial statements of the restricted and Unrestricted Subsidiaries, as defined in these agreements. The results of operations of the Unrestricted Subsidiaries are also excluded for certain purposes under the indenture governing the Notes. Reflected below are unaudited combining balance sheets and statements of operations for the Company detailing the restricted and

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except per share amounts)

Unrestricted Subsidiaries. Prior year balances have been restated to reflect the transfer of eTesting Labs Inc. from the Restricted Subsidiaries to the Unrestricted Subsidiaries.

                                                                                Balance Sheet at June 30, 2001
                                                              -----------------------------------------------------------------
                                                                Ziff Davis Media
                                                              Inc. and Restricted   Unrestricted
                                                                  Subsidiaries      Subsidiaries    Eliminations       Total
                                                                  ------------      ------------    ------------       -----
ASSETS
Current assets:
     Cash and cash equivalents..........................      $        11,215       $          2   $         --    $     11,217
     Accounts receivable, net...........................               49,058              4,668             --          53,726
     Inventories........................................                1,089                 --             --           1,089
     Prepaid expenses and other current assets..........                8,523                985             --           9,508
     Due (to) from affiliates...........................                8,223             (7,950)            --             273
                                                              ---------------       ------------   ------------    ------------
         Total current assets...........................               78,108             (2,295)            --          75,813
Property and equipment, net.............................               52,543             27,742             --          80,285
Equity investments......................................               11,802                 --             --          11,802
Intangible assets, net..................................              625,747                 43             --         625,790
Investments in subsidiaries.............................               16,771                 --        (16,771)             --
Other assets............................................               23,077                 --             --          23,077
                                                              ---------------       ------------   ------------    ------------
         Total assets...................................      $       808,048       $     25,490   $    (16,771)   $    816,767
                                                              ===============       ============   =============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable...................................      $         5,521       $      4,459   $         --    $      9,980
     Accrued expenses and other current liabilities.....               54,923              3,464             --          58,387
     Current portion of long term debt..................                7,832                 --             --           7,832
     Unexpired subscriptions, net.......................               39,698                796             --          40,494
                                                              ---------------       ------------   ------------    ------------
         Total current liabilities......................              107,974              8,719             --         116,693

Long-term debt..........................................              449,470                 --             --         449,470
Other non-current liabilities...........................                2,528                 --             --           2,528
                                                              ---------------       ------------   ------------    ------------
         Total liabilities..............................              559,972              8,719             --         568,691
                                                              ---------------       ------------   ------------    ------------

Stockholder's equity:
     Preferred stock....................................                   --              1,234         (1,234)             --
     Common stock.......................................                   --                 28            (28)             --
     Additional paid-in capital.........................              372,000             86,865        (86,865)        372,000
     Accumulated other comprehensive loss...............               (1,140)                --             --          (1,140)
     Accumulated deficit................................             (122,784)           (71,356)        71,356        (122,784)
                                                              ---------------       ------------   ------------    ------------
         Total stockholder's equity.....................              248,076             16,771        (16,771)        248,076
                                                              ---------------       ------------   ------------    ------------
         Total liabilities and stockholder's equity.....      $       808,048       $     25,490   $    (16,771)   $    816,767
                                                              ===============       ============   ============    ============

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except per share amounts)

                                                                               Balance Sheet at March 31, 2001
                                                              -------------------------------------------------------------------
                                                                Ziff Davis Media
                                                              Inc. and Restricted   Unrestricted
                                                                  Subsidiaries      Subsidiaries    Eliminations       Total
                                                                  ------------      ------------    ------------       -----
ASSETS
Current assets:
     Cash and cash equivalents..........................      $        24,888       $          1   $         --    $     24,889
     Accounts receivable, net...........................               50,454              2,492             --          52,946
     Inventories........................................                1,102                 --             --           1,102
     Prepaid expenses and other current assets..........               17,951                 --         (3,443)         14,508
     Due (to) from affiliates...........................                  454               (100)            --             354
                                                              ---------------       ------------   ------------    ------------
         Total current assets...........................               94,849              2,393         (3,443)         93,799
Property and equipment, net.............................               54,929             25,705             --          80,634
Equity investments......................................               12,135                 --             --          12,135
Intangible assets, net..................................               14,159                 --        (14,159)             --
Investments in subsidiaries.............................              639,183                 30             --         639,213
Other assets............................................               27,146                 --             --          27,146
                                                              ---------------       ------------   ------------    ------------
         Total assets...................................      $       842,401       $     28,128   $    (17,602)   $    852,927
                                                              ===============       ============   ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable...................................      $        11,994       $         --   $         --    $     11,994
     Accrued expenses and other current liabilities.....               44,448             13,065         (3,443)         54,070
     Current portion of long term debt..................                7,460                 --             --           7,460
     Unexpired subscriptions, net.......................               46,275                904             --          47,179
                                                              ---------------       ------------   ------------    ------------
         Total current liabilities......................              110,177             13,969         (3,443)        120,703

Long-term debt..........................................              451,707                 --             --         451,707
Other non-current liabilities...........................                1,952                 --             --           1,952
                                                              ---------------       ------------   ------------    ------------
         Total liabilities..............................              563,836             13,969         (3,443)        574,362
                                                              ---------------       ------------   ------------    ------------

Stockholder's equity:
     Preferred stock....................................                   --              1,234         (1,234)             --
     Common stock.......................................                   --                 28            (28)             --
     Additional paid-in capital.........................              352,000             63,079        (63,079)        352,000
     Accumulated deficit................................              (73,435)           (50,182)        50,182         (73,435)
                                                              ---------------       ------------   ------------     -----------
         Total stockholder's equity.....................              278,565             14,159        (14,159)        278,565
                                                              ---------------       ------------   ------------    ------------
         Total liabilities and stockholder's equity.....      $       842,401       $     28,128   $    (17,602)   $    852,927
                                                              ===============       ============   ============-   ============

                                                                                   Statement of Operations
                                                                           For the three months ended June 30, 2001
                                                              -------------------------------------------------------------------
                                                                Ziff Davis Media
                                                              Inc. and Restricted   Unrestricted
                                                                  Subsidiaries      Subsidiaries    Eliminations       Total
                                                                  ------------      ------------    ------------       -----
Revenue, net................................................  $        78,934       $      6,196   $         --    $     85,130
Cost of operations:
   Cost of production.......................................           27,896              2,718             --          30,614
   Selling, general and administrative expenses.............           47,335             20,872             --          68,207
   Restructuring costs......................................            1,050                 --             --           1,050
   Depreciation.............................................            4,232              3,955             --           8,187
   Amortization.............................................           13,438                 --             --          13,438
                                                              ---------------       ------------   ------------    ------------
     Loss from operations...................................          (15,017)           (21,349)            --         (36,366)
Equity in loss from joint ventures..........................             (208)                --             --            (208)
Equity in loss from subsidiaries............................          (21,174)                --         21,174              --
Interest expense, net.......................................           12,521                 --             --          12,521
                                                              ---------------       ------------   ------------    ------------
     Loss before income taxes...............................          (48,920)           (21,349)        21,174         (49,095)
Income tax provision (benefit)..............................              429               (175)            --             254
                                                              ---------------       ------------   ------------    ------------
     Net loss...............................................  $       (49,349)      $    (21,174)  $     21,174    $    (49,349)
                                                              ===============       ============   ============    ============

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except per share amounts)

                                                                                   Statement of Operations
                                                                           For the three months ended June 30, 2000
                                                              -------------------------------------------------------------------
                                                                Ziff Davis Media
                                                              Inc. and Restricted   Unrestricted
                                                                  Subsidiaries      Subsidiaries    Eliminations       Total
                                                                  ------------      ------------    ------------       -----
Revenue, net................................................  $       126,804       $         --    $       --    $   126,804
Cost of operations:
   Cost of production.......................................           35,431                 17            --         35,448
   Selling, general and administrative expenses.............           60,159              2,576            --         62,735
   Depreciation and amortization of property and equipment..            3,194                 --            --          3,194
   Amortization of intangible assets........................            8,699                 --            --          8,699
                                                              ---------------       ------------   -----------    -----------
     Income (loss) from operations..........................           19,321             (2,593)           --         16,728
Equity in loss from joint ventures..........................              624                 --            --            624
Equity in loss from subsidiaries............................           (1,529)                --         1,529             --
Interest expense, net.......................................           12,639                 --            --         12,639
                                                              ---------------       ------------   -----------    -----------
     Income (loss) before income taxes......................            5,777             (2,593)        1,529          4,713
Income tax provision (benefit)..............................            2,996             (1,064)           --          1,932
                                                              ---------------       ------------   -----------    -----------
     Net income (loss)......................................  $         2,781       $     (1,529)  $     1,529    $     2,781
                                                              ===============       =============  ===========    ===========

8.   Segment Information

     Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the sources of the Company's reportable segments. Asset information is not used for decision making.

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by media platforms and product lines. The Company's reportable segments are:

     . Established Businesses Segment - established publications targeted to customers in the consumer and business market

     . Developing Businesses Segment - internet operations, publications and business services for emerging product categories targeted to the consumer and business markets

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization (EBITDA). Any inter-segment revenues included in segment data are not material.

     The following presents information about the reported segments for the periods ending:

                                                                  Three months ended
                                                                       June 30,
                                                         -------------------------------------
                                                               2000                2001
                                                         -------------------------------------
     REVENUE:
        Established Businesses......................     $       125,558      $        78,934
        Developing Businesses.......................               1,246                6,196
                                                         ---------------      ---------------
          Total.....................................     $       126,804      $        85,130
                                                         ===============      ===============
                                                                  Three months ended
                                                                       June 30,
                                                         -------------------------------------
                                                               2000                2001
                                                         -------------------------------------
     EBITDA:
        Established Businesses......................     $        32,423      $         3,495
        Developing Businesses.......................              (3,178)             (17,394)
                                                         ---------------      ---------------
          Total.....................................     $        29,245      $       (13,899)
                                                         ===============      ================

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except per share amounts)

                                                                    Three months ended
                                                                         June 30,
                                                           -------------------------------------
                                                                 2000                2001
                                                           -------------------------------------
     Reconciliation of Segment EBITDA to consolidated
     (loss) income before income taxes
     Total segment EBITDA...............................   $        29,245      $       (13,899)
     Depreciation and amortization......................            11,893               21,625
     Restructuring costs................................                --                1,050
     Interest expense, net..............................            12,639               12,521
                                                           ---------------      ---------------
     Net income (loss) before income taxes..............   $         4,713      $       (49,095)
                                                           ===============      ===============

     Equity in (loss) income of investees included in the Established Businesses Segment EBITDA for the three months ended June 30, 2001 and 2000 was $(208) and $624, respectively.

     The Company sold its international operations in August 2000 (see Note 2) accordingly, there is no foreign revenue. Prior year balances have been restated to reflect the transfer of eTesting Labs Inc. from the Established Businesses segment to the Developing Businesses Segment.

9.   Subsequent Events

Amendment of Senior Credit Facility

     Due to a substantial decrease in the number of advertising pages published in the Company's publications in the first fiscal quarter of 2002, the Company did not expect to be in compliance with certain debt covenants contained in its Senior Credit Facility at the end of its first fiscal quarter of 2002. Accordingly, the Company amended its Senior Credit Facility. This amendment, among other things, amends the compliance covenants such that the Company is in compliance with such covenants at June 30, 2001 and adjusts required ratios for the period through September 30, 2002 to levels more in line with our performance expectations. In addition, the availability of the existing $50,000 revolving credit facility is permanently reduced to $30,000, of which only $10,000 is available from June 30, 2001 to September 2002.

     In consideration for amending the Senior Credit Facility on July 13, 2001, Willis Stein & Partners contributed $50,000 of equity to Ziff Davis Holdings Inc., the Company's parent. The $50,000 was subsequently contributed to the Company, of which $35,000 was used to repay senior indebtedness and $15,000 was restricted to pay interest on the Company's Notes. Under the amendment, net proceeds of up to $50,000 from the sale of certain assets will not have to be used to repay indebtedness and may be used to fund the Unrestricted Subsidiaries. The Company has not entered into any agreements with respect to such asset sales except for the acceleration of the international proceeds described below. In addition, interest rates under the credit facility have been increased and the Company paid a fee to its lenders totaling $500.

     There can be no assurance that the number of advertising pages published in our publications and related operating performance will improve and that the Company will be in compliance with our loan covenants in the future.

Acceleration of International Proceeds

         Included in the Company's Asset Held for Sale balance related to the International Sale at June 30, 2001 is $11,300, which represents the net present value of five annual $3,000 payments due to the Company under the terms of the sale agreement. In July 2001, the Company entered an agreement to accelerate the receipt of these payments. Under the agreement, the Company will receive $10,500 as settlement of the amount, $8,000 due July 31, 2001 and $2,500 due November 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our financial statements and our unaudited pro forma consolidated financial information, including the notes to those statements, that are included in our Form 10-K for the year ended March 31, 2001. The following discussion includes forward-looking statements that involve risks and uncertainties. See "Liquidity and Capital Resources."

Overview

     We publish and license magazines, provide editorial content about the technology industry and the Internet, in both print and online, and to a lesser extent provide custom testing services and software and produce conferences, seminars and webcasts. On April 5, 2000, we acquired certain publishing assets ("Ziff Davis Publishing", "ZDP" or the "Predecessor") from Ziff-Davis Inc. ("ZDI"), an unrelated company for $780.0 million plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting. We had no operations prior to April 5, 2000. Our financial statements as of June 30, 2001 and 2000, and for the three-month periods then ended are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries.

     Since April 5, 2000, we have formed two subsidiaries which are focused on developing and launching new products and businesses. These subsidiaries, Ziff Davis Development Inc. ("LaunchCo") and Ziff Davis Internet Inc. ("InternetCo"), are collectively referred to, and defined under our debt agreements, as "Unrestricted Subsidiaries" and together comprise one of our two reportable operating segments, the Developing Businesses Segment. (The remainder of our business is referred to as the Established Businesses Segment.) We are developing Internet-related ventures leveraged off our editorial expertise and relationships with our audience and advertisers through InternetCo and developing new publications and businesses through LaunchCo. Where appropriate in our discussion below, we have separately identified amounts associated with the Unrestricted Subsidiaries when comparing amounts to prior year periods, to enhance comparability of the segments and to meet reporting requirements separately under our credit agreements. Prior year balances have been restated to reflect the transfer of eTesting Labs Inc. from the Established Businesses Segment to the Developing Businesses Segment.

     In connection with the Acquisition, we determined that ZDP's wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet our long-term strategic objectives. As a result, the operations were sold August 4, 2000. The results of these operations are excluded from our unaudited consolidated statement of operations for the period from April 5, 2000 to the sale date, August 4, 2000. (See Note 2 to the Unaudited Consolidated Financial Statements).

Results of operations

Comparison of the three months ended June 30, 2001 and June 30, 2000.

Revenue, net

     Revenue was $85.1 million for the three months ended June 30, 2001, compared to $126.8 million in the comparable prior period, a decrease of $41.7 million, or 32.9%.

     Revenue from the Unrestricted Subsidiaries was $6.2 million for the three months ended June 30, 2001 compared to $1.2 million in the comparable prior period. The increase primarily relates to advertising revenue from new publications, The Net Economy, Expedia Travels and CIO Insight.

     Excluding the Unrestricted Subsidiaries, revenue was $78.9 million compared to $125.6 million in the comparable prior year period, a decrease of $46.7 million or 37.2%. This decrease primarily relates to advertising revenue, which decreased by $41.6 million, or 42.9%, to $55.3 million. This decrease in advertising revenue was due to a 47.5% decline in advertising pages, partially offset by 9.6% increase in average revenue per page. Circulation revenue decreased $5.4 million, or 24.4% to $16.6 million, related to a 28.7% decline in single-copy revenue and a 21.5% decline in subscription revenue as compared to the same prior year period. Excluding the Unrestricted Subsidiaries, advertising, circulation and other revenue accounted for 70.1%, 21.0% and 8.9% of net revenue during the three months ended June 30, 2001, as compared to 77.2%, 17.5% and 5.3% in the comparable prior year period.

Cost of production

     Cost of production was $30.6 million for the three months ended June 30, 2001, compared to $35.4 million for the comparable prior year period.

     Cost of production related to the Unrestricted Subsidiaries was $2.7 million compared to no cost of production in the prior year period. These costs were related to the new publications, The Net Economy, Expedia Travels and CIO Insight.

     Excluding the Unrestricted Subsidiaries, cost of production decreased $7.5 million, or 21.2% from $35.4 million to $27.9 million in the quarter ended June 30, 2001. This decrease was primarily due to a decline in total pages produced in our magazine portfolio and paper prices, partially offset by an increase in postage rates. In January 2001, the Governors of the U.S. Postal Service approved a 9.9% increase in postage rates for calendar year 2001. In addition, a 2.6% increase in postage rates was effective July 2001. Excluding the Unrestricted Subsidiaries, cost of production as a percentage of revenue increased from 28.2% to 35.3% for the three months ended June 30, 2000 and 2001, respectively. This increase is primarily attributable to the overall revenue decline.

Selling, general and administrative expenses

     Selling, general and administrative expenses excluding restructuring charges for the three months ended June 30, 2001 were $68.2 million compared to $62.7 million for the three months ended June 30, 2000.

     Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $20.9 million and $4.4 million for the three months ended June 30, 2001 and 2000, respectively. The increase relates to our newly launched publications and Internet ventures which were in early development stages during the prior period.

     Excluding Unrestricted Subsidiaries, selling, general and administrative expenses decreased $11.0 million, or 18.9% from $58.3 million to $47.3 million. This decrease was primarily related to cost reductions realized in circulation acquisition, editorial, marketing and sales as well as bad debt expense. Excluding Unrestricted Subsidiaries, selling, general and administrative expenses as a percentage of revenue increased from 46.4% for three months ended June 30, 2000 to 60.0% for the three months ended June 30, 2001, primarily related to the revenue decline described above.

Restructuring costs

     Current economic trends in the United States have had a negative impact on our business. These trends include consolidation among advertisers, increases in postage costs and a general decline in advertising spending. In anticipation of this decline, we began a restructuring program in the first quarter of fiscal 2002 under which we expect to consolidate operations and eliminate headcount to reduce costs.

     Management expects to finalize restructuring plans during the quarter ending September 30, 2001. We expect to incur a pre-tax charge of approximately $23.5 million to $25.5 million for this restructuring program. The charge includes non-cash asset impairment costs of $11.0 million to $11.5 million, employee termination costs of $6.0 million to $7.0 million and costs to exit activities of $6.5 million to $7.0 million. The costs primarily relate to the closure of Family PC magazine and its related website, the restructuring of our sales, marketing and editorial functions across all platforms, the closure of Zcast.tv, a website, and the consolidation of the Company's facilities. Due to the timing of determinations made in regard to the plans, $1.1 million of the charge was recorded during the quarter ended June 30, 2001 and the remainder will be recorded during the quarter ending September 30, 2001.

Interest expense, net

     Interest expense was $12.5 million for the three months ended June 30, 2001 compared to $12.6 for the three months ended June 30, 2000. Our weighted average debt outstanding was approximately $459.1 million and $507.4 million, and our weighted average interest rate was 10.31% and 10.10% for the three months ended June 30, 2001 and 2000, respectively.

Interest expense in the prior year excludes $0.9 million which was allocated to the asset held for sale related to the international operations and capitalized as part of such balance.

Equity in income (loss) from joint ventures

     Our equity in income from joint ventures decreased $0.8 million from an income of $0.6 in the three months ended June 30, 2000 to a loss of $0.2 million in the three months ended June 30, 2001, primarily due to a decrease in income from Mac Publishing LLC.

Income taxes

     The income tax provision of $0.3 million for the three months ended June 30, 2001 and the income tax provision of $1.9 million in the three months ended June 30, 2000 represent effective rates of negative 0.5% and 41.0%, respectively. The negative effective rate for the three months ended June 30, 2001 results from certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net income (loss)

     Net loss of $49.3 million for the three months ended June 30, 2001 represents an adverse change of $52.1 million compared to net income of $2.8 million for the three months ended June 30, 2000. The decline is primarily due to a decline in total pages produced in our magazine portfolio.

EBITDA

     EBITDA is defined as income before provision for income taxes, interest expense, depreciation and amortization expense and other non-cash charges. EBITDA, as defined, is not a measure of performance under GAAP, and EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company's ability to service debt. EBITDA (subject to certain adjustments) is also a component of our debt compliance calculations. However, our method of computation may not be comparable to similarly titled measures of other companies.

     EBITDA for the three months ended June 30, 2001 and 2000 was as follows:

                                                                                     Three months ended
                                                                                          June 30,
                                                                            -------------------------------------
                                                                                 2001                 2000
                                                                            ----------------    -----------------
Established Businesses Segment (Restricted Subsidiaries)...............     $          3.5      $         32.4
Developing Businesses Segment (Unrestricted Subsidiaries)..............              (17.4)               (3.2)
                                                                            ----------------    -----------------
Total Company..........................................................     $        (13.9)     $         29.2
                                                                            ================    =================


Liquidity and Capital Resources

     Total cash at June 30, 2001 was $11.2 million, of which $1.5 million is earmarked for the Unrestricted Subsidiaries.

     Under our senior credit facility, we have Restricted and Unrestricted Subsidiaries. As described above, the Unrestricted Subsidiaries are LaunchCo and InternetCo. The Restricted Subsidiaries represent our remaining subsidiaries and are generally comprised of businesses that were acquired from ZDI. The senior credit facility and indenture governing the $250.0 million 12% notes due 2010 place restrictions on funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries. The Unrestricted Subsidiaries have historically been funded by equity contributions and loans from the Restricted Subsidiaries.

     Details of changes in cash and cash equivalents during the three months ended June 30, 2001 and three months ended June 30, 2000 are discussed below.

     Operating Activities. We currently rely primarily upon cash flow from operating activities, borrowings under our revolving credit facility and equity contributions to finance our operations and expansion. Cash used by operating activities was $19.6 million for the three months ended June 30, 2001, compared to $15.8 million provided by operating activities for the three months ended June 30, 2000, a decrease of $35.4 million. The decrease in cash provided by operating activities was due primarily to lower EBITDA partially offset by increased cash flow associated with certain working capital improvements achieved during the three months ended June 30, 2001. These working capital improvements mainly related to reductions in advertising accounts receivable primarily due to enhanced credit and collection activities.

     Investing Activities. Cash used by investing activities was $12.2 million for the three months ended June 30, 2001. Capital expenditures of $12.3 million ($1.6 associated with the Restricted Subsidiaries) were partially offset by $0.1 million of distributions from joint ventures. Cash used by investing activities was $797.2 million in the three months ended June 30, 2000 and reflects cash used primarily for our purchase of ZDP at a total cost of approximately $798.3 million. The purchase of ZDP was partially offset by distributions of $2.0 million from our Macworld joint venture. We anticipate making additional capital investments in connection with the continued development of the businesses of the Unrestricted Subsidiaries, however, the amount and timing of such investments has not yet been determined and will vary depending upon the implementation of the related business plans.

     Financing Activities. Cash provided by financing activities was $18.1 million for the three months ended June 30, 2001. An additional $20.0 million of equity contribution, which was earmarked to fund the Unrestricted Subsidiaries, was partially offset by a $1.9 million scheduled principal payment under the Senior Credit Facility. Cash provided by financing activities was $851.5 million for the three months ended June 30, 2000, related to financing activities associated with the Acquisition. At June 30, 2001, $7.8 million of our bank debt was due within the next 12 months. Borrowings under the revolving credit facility are due December 31, 2006.

     Under the terms of our credit agreement, the Unrestricted Subsidiaries and the Restricted Subsidiaries are largely to be funded through distinct sources. In May 2001 an equity contribution of $20.0 million was received and earmarked for funding of the Unrestricted Subsidiaries. In June 2001, $8.0 million was loaned from the Restricted Subsidiaries to the Unrestricted Subsidiaries. At June 30, 2001, $1.5 million of the earmarked contributions remained for use by the Unrestricted Subsidiaries. As we continue to develop and launch products or businesses within LaunchCo and InternetCo, we may seek additional funding, the amount and timing of such funding needs will vary depending upon approval and implementation of the related business plans. Under the terms of our amended debt agreements, the Restricted Subsidiaries are generally not able to invest further in the Unrestricted Subsidiaries except that (1) equity specifically contributed to us and earmarked for use by the Unrestricted Subsidiaries and (2) proceeds from specified assets sales may both be used to fund the Unrestricted Subsidiaries. We are currently seeking to raise additional funding for the Unrestricted Subsidiaries to meet anticipated requirements in the second fiscal quarter. However, there can be no assurance that we will be successful in raising the needed funds. Should funding not be available, we would reduce or discontinue these operations as appropriate. In July 2001, we entered an agreement to accelerate receipt of deferred payments due in respect of the sale of our International operations. As a result of this agreement, the Company will receive $10.5 million in settlement of the five $3.0 annual installments due under the original agreement. The new agreement requires an $8.0 million payment on July 31, 2001 and a $2.5 million payment due November 30, 2001. This transaction is one of the specified dispositions under our amended credit agreement which allows $5.0 million of the initial payment and $2.5 million of the November 30, 2001 payment to be used to fund the Unrestricted Subsidiaries.

     Our Restricted Subsidiaries have historically been funded by cash provided by operations and the availability of funds under our revolving credit facility. However, due to a substantial decrease in the number of advertising pages published in our publications in the first fiscal quarter of 2002, we expected that we would not be in compliance with certain debt covenants contained in our senior credit facility at the end of the first fiscal quarter of 2002. Accordingly, we have amended our senior credit facility. This amendment, among other things, amends the compliance covenants such that we are in compliance with such covenants at June 30, 2001 and adjusts required ratios for the period through September 30, 2002 to levels more in line with our performance expectations. In addition, the availability of the existing $50.0 million revolving credit facility is permanently reduced to $30.0 million, of which only $10.0 million would be available during the amendment period. We believe this reduced revolving credit facility will be sufficient to meet our liquidity needs however, there is no assurance that such revolving credit facility will be sufficient. Historically, our borrowings under this facility have been minimal.

     In consideration for amending the senior credit facility, Willis Stein & Partners contributed $50.0 million of equity to the Company, of which $35.0 million was used to repay senior indebtedness and $15.0 million was restricted to pay interest due on the Notes on July 16, 2001. Under the amendment, net proceeds of up to $50.0 million from the sale of certain assets will not have to be used to repay indebtedness. In addition, interest rates under the credit facility will be increased, and we have paid a fee to our lenders totaling approximately $0.5 million.

     There can be no assurances that the number of advertising pages published in our publications will improve and that we will be in compliance with our loan covenants in the future. We continuously evaluate potential acquisitions of businesses, which complement our existing operations. Depending on various factors including, among others, the cash consideration required in such potential acquisitions, we may determine to finance any such transactions with existing sources of liquidity and may determine to consider such acquisitions as a component of either the Restricted or Unrestricted Subsidiaries.

Cyclicality

     Revenue from advertising accounted for approximately 70% of our total revenue for the three months ended June 30, 2001. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results. Further, economic trends could also significantly impact the growth of our revenue and operating results with respect to prior periods.

Seasonality

     Historically, our business has been seasonal because we have earned a significant portion of our annual revenue in our third fiscal quarter. This is largely due to the general increase in publishing revenue in the third quarter as a result of increased consumer buying activity during the holiday season. Factors affecting the seasonality of our business are holiday spending, customer budgetary spending patterns, new product introductions and general economic trends. Quarterly results may also be affected by the timing and magnitude of acquisitions and related costs, variations in the number of magazines sold in any quarter, customer spending patterns, termination of existing agreements, costs incurred in connection with internal growth, changes in our mix of customers, contracts of our business, fluctuation in the costs of raw materials and other general economic conditions. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any quarter or for the entire year. We cannot assure that our third quarter revenue for fiscal 2002 or any future year will be higher than revenue for our other quarters. We have not had significant overhead and other costs generally associated with large seasonal fluctuations.

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal years beginning after June 15, 2000. Effective April 1, 2001, we adopted SFAS No. 133.

     SFAS 133 requires that we record all derivatives on the balance sheet at fair value. We entered into an interest rate swap agreement to hedge cash flow exposure related to variable interest rates on its debt. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive loss ("AOCL") until the hedged transactions occur and are recognized in earnings. The ineffective portion, if any, of a hedging derivative's change in fair value will be immediately recognized in earnings. As a result of adopting SFAS 133 and in accordance with the transition provisions, we recorded the fair value ($1.2 million) of the interest rate swap as an other liability with an offsetting charge to AOCL.

     During the quarter, we recorded the change in fair value of the interest rate swap agreement to AOCL. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively.

     On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. We intend to adopt the provisions of SFAS No. 142 during our fiscal year 2003. The impact of this pronouncement on our financial statements is currently being evaluated.

     In June 2001, the Financial Accounting Standards issued EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products." EITF 00-25 defines statement of operation characterization of consideration from a vendor to an entity that purchases the vendor's products for resale. The impact of this pronouncement on our financial statements is currently being evaluated.

Forward-Looking Statements and Risk Factors

     Certain statements in this Quarterly Report on Form 10-Q contain "forward-looking statements." Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of words such as "may", "will", "expects", "should", "believes", "plans", "anticipates", "estimates", "predicts", "potential", or "continue", and any other words of similar meaning.

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

     Any or all of our forward-looking statements in this report and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Inflation and Fluctuations in Paper Prices and Postage Costs. We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our costs of production. Paper prices began to rise in 1994, rose significantly in 1995 and 1996, and then decreased in 1997. During 1998 and 1999, paper prices were relatively flat, with a price increase occurring in 2000. In 2001, paper prices have declined.

     During fiscal 2001, we outsourced the majority of our paper buying to printers. As a result we hold significantly lower levels of inventory and are purchasing paper at market prices at the time of use.

     Postage rates increased 5.0% in January 1999 and 9.9% in January 2001 and 2.6% in July 2001. Management considers announced postage rate increases in our pricing policies but there can be no assurance we will recover the incurred costs.

     We continually review our purchasing and manufacturing processes for opportunities to reduce costs and mitigate the impact of paper price and postage rate increases. In that regard, we have consolidated from four to three printers and outsourced the majority of our pre-press and paper buying operations to primary printers.

     Interest Rate Risk. Our earnings could be affected by changes in short-term interest rates related to our senior secured credit facilities. Our senior secured credit facilities are based on floating rates with fixed margins above those rates. As part of the obligations under the senior secured credit facility, we were required to enter into hedging arrangements with respect to those loans by October 5, 2000, to reduce risk. On September 27, 2000, we entered into an interest rate swap agreement with a notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. At June 30, 2001, we have $457.3 million of total debt of which $275.0 million bears a fixed rate of interest either contractually or through the use of hedge agreements. A 1.0% change in interest rates would impact interest expense related to the $182.3 million remaining variable rate date by approximately $1.8 million.

     We utilize an interest rate swap to reduce the impact on interest expense of fluctuating interest rates on our variable rate debt. Under our interest rate swap agreement, we agreed with the counter parties to exchange, at quarterly intervals, the difference between our fixed pay rate and the counter parties' variable pay rate on three month LIBOR.

     The fair value of the interest rate swap was estimated by obtaining a quote from a broker, which represented the amount that we would pay if the agreement were terminated at the balance sheet date. While it is not our intention to terminate the interest rate swap, the fair value indicated that the termination of the interest rate swap agreement would have resulted in a loss of $1.1 million.

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     Ziff Davis Media is subject to various claims and legal proceedings arising in the normal course of business. However, we are not presently involved in any legal proceedings that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operations or liquidity.

     We are a defendant, along with numerous other magazine publishing companies, in In Re Magazine Antitrust Litigation, pending in Federal District Court for the Southern District of New York. The case, which is a consolidation of approximately 25 separate class action price fixing lawsuits that were commenced beginning on July 19, 2000, alleges a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The plaintiff's motion for partial summary judgment on the issue of liability is pending and the parties are in settlement discussions. Management expects, based upon consultation with counsel, that the outcome of this lawsuit will not have a material adverse effect on the financial position of the Company.

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

     On or about April 12, 2001, the Company received a claim filed in the High Court of Justice, Chancery Division, Royal Court of Justice in the UK, alleging that certain software was improperly bundled with the July 2000 issue of PC Magazine in the UK. More specifically, the plaintiff, Isys Systems, seek 250,000 pounds and an injunction preventing Ziff Davis (UK) from distributing its software. The Company is attempting to settle this copyright infringement case and does not believe that the outcome will have a material adverse effect on its financial position.

ITEM 5. Other Information

     James D. Dunning, Jr. has been replaced as Chairman, President and Chief Executive Officer, effective August 13, 2001. Avy Stein will serve as interim Chairman and CEO until a permanent replacement is appointed. Stein is a member of Ziff Davis Media's board of directors and a founding partner of Willis Stein & Partners, which acquired Ziff Davis Publishing from Ziff-Davis Inc. in April 2000.


Items 2, 3, 4 and 6 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Ziff Davis Media Inc.

                                 By:   /s/ Thomas McGrade
                                       -----------------------------------
                                       Thomas McGrade
                                       Senior Executive Vice President,
                                       Chief Operating Officer

                                 By:   /s/ David F. Mullen
                                       ------------------------------------
                                       David F. Mullen
                                       Vice President, Controller
                                       (as Principal Accounting Officer)

                                 Date: August 14, 2001