Form 10-Q
period 2001-09-30
ZIFF DAVIS MEDIA INC
filed 2001-11-14
CIK 1123652

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of November 14, 2001, 1,000 shares of common stock, par value $0.01 per share were issued and outstanding.

                                TABLE OF CONTENTS
                                   (unaudited)

                                                                                                                        Page
                                                                                                                        ----
PART 1. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

   Consolidated Balance Sheets as of March 31 and September 30, 2001                                                     1

   Consolidated Statements of Operations for the three and six months ended September 30, 2000 and 2001                  2

   Consolidated Statements of Cash Flows for the six months ended September 30, 2000 and 2001                            3

   Consolidated Statements of Changes in Stockholder's Equity for the six months ended September 30, 2000 and 2001       4

   Notes to Consolidated Financial Statements                                                                            5

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                           22

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk                                                      31

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                                              32

ITEM 5.  Other Informatio                                                                                               32

ITEM 6.  Exhibits and Reports on Form 8-K                                                                               32

SIGNATURES                                                                                                              34

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              ZIFF DAVIS MEDIA INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
                 (in thousands, except share and per share data)


                                                                                        March 31,         September 30,
                                                                                          2001               2001
                                                                                      ------------        ------------
                                       ASSETS

Current assets:
   Cash and cash equivalents                                                          $     24,889        $     17,525
   Accounts receivable, net                                                                 52,946              42,762
   Inventories                                                                               1,102                 813
   Prepaid expenses and other current assets                                                14,508              10,539
   Due from affiliate                                                                          354                 169
                                                                                      ------------        ------------
     Total current assets                                                                   93,799              71,808
Property and equipment, net                                                                 80,634              74,638
Equity investment                                                                           12,135              11,817
Intangible assets, net                                                                     639,213             604,068
Other assets                                                                                27,146              20,068
                                                                                      ------------        ------------
     Total assets                                                                     $    852,927        $    782,399
                                                                                      ============        ============

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                                   $     11,994        $      7,421
   Accrued expenses and other current liabilities                                           54,070              55,090
   Current portion of long-term debt                                                         7,460               6,818
   Unexpired subscriptions, net                                                             47,179              37,571
                                                                                      ------------        ------------
     Total current liabilities                                                             120,703             106,900
   Long-term debt                                                                          451,707             423,933
   Other non-current liabilities                                                             1,952               5,700
                                                                                      ------------        ------------
     Total liabilities                                                                     574,362             536,533
                                                                                      ------------        ------------

Commitments and contingencies (Note 6)

Stockholder's equity:
   Common stock: $0.01 par value, 1,000 shares authorized, issued and
   outstanding                                                                                  --                  --
   Additional paid-in capital                                                              352,000             441,000
   Accumulated other comprehensive loss                                                         --              (1,876)
   Accumulated deficit                                                                     (73,435)           (193,258)
                                                                                      ------------        ------------
     Total stockholder's equity                                                            278,565             245,866
                                                                                      ------------        ------------
     Total liabilities and stockholder's equity                                       $    852,927        $    782,399
                                                                                      ============        ============



The accompanying notes are an integral part of these consolidated financial statements.

                             ZIFF DAVIS MEDIA INC.



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (in thousands)

                                                               Three months ended                    Six months ended
                                                                  September 30,                       September 30,
                                                         --------------------------------     -------------------------------
                                                              2000              2001              2000              2001
                                                         ---------------    -------------     --------------    -------------
Revenue, net                                             $    100,586       $     65,548      $    227,390      $    150,678
Cost of operations:
   Cost of production                                          29,133             24,600            64,581            55,214
   Selling, general and administrative expenses                58,439             52,960           121,174           121,167
   Restructuring costs                                             --             24,450                --            25,500
   Depreciation and amortization of property and
    equipment                                                   3,206              7,316             6,400            15,503
   Amortization of intangible assets                           13,600             14,428            22,299            27,866
                                                         ------------       ------------      ------------      ------------
Income (loss) from operations                                  (3,792)           (58,206)           12,936           (94,572)
Equity in income (loss) from joint ventures                       592                 16             1,216              (192)
Interest expense, net                                          14,787             11,990            27,426            24,511
                                                         ------------       ------------      ------------      ------------
     Loss before income taxes                                 (17,987)           (70,180)          (13,274)         (119,275)
Income tax (benefit) provision                                 (1,599)               294               333               548
                                                         ------------       ------------      ------------      ------------
     Net loss                                            $    (16,388)      $    (70,474)     $    (13,607)     $   (119,823)
                                                         ============       ============      =============     ============



The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             ZIFF DAVIS MEDIA INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                     Six months ended
                                                                                      September 30,
                                                                            -------------------------------
                                                                                2000               2001
                                                                            ------------       ------------
Cash flows from operating activities:
Net loss                                                                    $    (13,607)      $   (119,823)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
   Depreciation and amortization                                                  28,699             43,369
   Equity in (income) loss from joint ventures                                    (1,216)               192
   Provision for doubtful accounts                                                 2,804                767
   Non-cash rent expense                                                             998              1,116
   Non-cash restructuring charges                                                     --             11,211
   Amortization of debt issuance costs                                             1,036              1,094
   Changes in operating assets and liabilities:
       Account receivable                                                          5,824              9,417
       Inventories                                                                 5,737                289
       Accounts payable and accrued expenses                                      10,615             (5,429)
       Unexpired subscriptions, net                                               (1,971)            (9,608)
       Due from affiliate                                                           (256)               185
       Prepaid expenses and other, net                                            (4,005)            10,718
                                                                            ------------       ------------
Net cash provided (used) by operating activities                                  34,658            (56,502)
                                                                            ------------       ------------
Cash flows from investing activities:
   Capital expenditures                                                           (7,016)           (18,910)
   Distributions from joint venture                                                2,628                125
   Net proceeds from sale of international operations                             26,750              8,000
   Acquisitions and investments, net of cash acquired                               (270)               (21)
   Acquisition of ZDP, net of cash acquired                                     (798,328)                --
                                                                            ------------       ------------
Net cash used by investing activities                                           (776,236)           (10,806)
                                                                            ------------       ------------
Cash flows from financing activities:
   Proceeds from capital contributions                                                --             89,000
   Proceeds from issuance of equity securities                                   333,000                 --
   Proceeds from borrowings under senior credit facilities                       355,000             10,000
   Repayment of borrowings under senior credit facilities                        (59,710)           (38,416)
   Proceeds from issuance of 12% senior subordinated notes due 2010              250,000                 --
   Proceeds from issuance of senior subordinated notes                           175,000                 --
   Repayment of senior subordinated notes                                       (175,000)                --
   Debt issuance costs                                                           (20,727)              (640)
                                                                            ------------       ------------
Net cash provided by financing activities                                        857,563             59,944
                                                                            ------------       ------------
Net increase (decrease) in cash and cash equivalents                             115,985             (7,364)
Cash and cash equivalents at beginning of period                                   2,000             24,889
                                                                            ------------       ------------
Cash and cash equivalents at end of period(1)                               $    117,985       $     17,525
                                                                            ============       ============

-----------------
(1)  Includes $26,750 of restricted cash at September 30, 2000




The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             ZIFF DAVIS MEDIA INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
                        (in thousands, except share data)


                                                                                        Accumulated
                                        Common Stock        Additional                     Other            Total
                                   ----------------------     Paid-in    Accumulated   Comprehensive    Stockholder's  Comprehensive
                                    Shares        Amount      Capital     Deficit          Loss           Equity            Loss
                                   --------      --------   -----------  ----------       --------      ------------   ------------
Balance at April 1, 2000                  6      $     --   $     2,000  $      --        $     --      $     2,000    $        --
Sale of common stock to Parent          994            --       333,000         --              --          333,000             --
Net loss                                 --            --            --    (13,607)             --          (13,607)       (13,607)
                                   --------      --------   -----------  ----------       --------      ------------   ------------
Balance at September 30, 2000         1,000      $     --   $   335,000  $ (13,607)       $     --      $   321,393    $   (13,607)
                                   ========      ========   ===========  ==========       ========      ===========    ============



                                                                                        Accumulated
                                        Common Stock        Additional                     Other           Total
                                   ----------------------     Paid-in     Accumulated  Comprehensive   Stockholder's   Comprehensive
                                    Shares        Amount      Capital       Deficit         Loss          Equity            Loss
                                   --------      --------   ---------    -----------      --------     ----------     ----------
Balance at April 1, 2001              1,000      $     --   $ 352,000    $   (73,435)     $     --     $  278,565     $       --
Cumulative effect of adoption of
    accounting principle                 --            --          --             --        (1,187)        (1,187)        (1,187)
Capital contribution                     --            --      89,000             --            --         89,000             --
Net loss                                 --            --          --       (119,823)           --       (119,823)      (119,823)
Changes in fair value of
    interest rate swap                   --            --          --              -          (689)          (689)          (689)
                                   --------      --------   ---------    -----------      --------     ----------     ----------
Balance at September 30, 2001         1,000      $     --   $ 441,000    $  (193,258)     $ (1,876)    $  245,866     $ (121,699)
                                   ========      ========   =========    ===========      ========     ==========      =========




The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)



1.       The Company and Basis of Presentation

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Media Inc. at March 31, and September 30, 2001 and the results of its consolidated operations and cash flows for the three and six months ended September 30, 2000 and 2001 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information refer to Ziff Davis Media Inc.'s consolidated financial statements, including the notes to those statements, that are included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

     Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

Formation of Ziff Davis Media Inc.

     Ziff Davis Media Inc. (the "Company") is a multimedia content company whose principal business is publishing. The Company publishes and licenses magazines, provides editorial content about technology and the Internet, both in print and online, and also provides custom research testing services and software and produces conferences, seminars and webcasts. The Company was incorporated in the state of Delaware on November 24, 1999 and was formed to acquire certain publishing assets ("Ziff-Davis Publishing" or "ZDP") from Ziff-Davis Inc. ("ZDI"), an unrelated company. The Company's major operating subsidiaries are Ziff Davis Publishing Inc., Ziff Davis Development Inc. ("LaunchCo") and Ziff Davis Internet Inc. ("InternetCo").

     The Company had no operations prior to April 5, 2000, when it completed the acquisition of ZDP for $780,000 plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting. The Company funded the Acquisition by: (i) issuing 1,000 shares of common stock to its parent company, Ziff Davis Holdings Inc., for $335,000, (ii) entering into a $405,000 senior credit facility of which $355,000 was borrowed at closing and
(iii) issuing $175,000 of senior subordinated notes (the "Bridge Loan"). Fees and expenses including debt issuance costs associated with the Acquisition, totaling approximately $30,000, were paid with the equity and debt proceeds.

Operations

     The Company's operations are classified into two reportable operating segments, Established Businesses and Developing Businesses.

     The Established Businesses segment is engaged in publishing and licensing magazines and providing editorial content about technology and the Internet. This segment licenses its content and brands to more than 50 licensees in over 30 foreign markets. In addition, this segment also published Macworld through a 50% owned joint venture with International Data Group ("IDG"). In October 2001, the Company sold its 50% owned joint venture to IDG (See Note 9).

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

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)



Principles of combination and consolidation

     The financial statements of the Company as of March 31, and September 30, 2001 and for the three and six months ended September 30, 2000 and 2001 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in combination. Investments in companies in which ownership interests are greater than 20 percent and in which the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of such companies are accounted for under the equity method.

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal years beginning after June 15, 2000. Effective April 1, 2001, the Company adopted SFAS No. 133.

     SFAS 133 requires that the Company record all derivatives on the balance sheet at fair value. The Company entered into an interest rate swap agreement to hedge cash flow exposure related to variable interest rates on its debt. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive loss ("AOCL") until the hedged transactions occur and are recognized in earnings. The ineffective portion, if any, of a hedging derivative's change in fair value will be immediately recognized in earnings. As a result of adopting SFAS 133 and in accordance with the transition provisions, the Company recorded the fair value of the interest rate swap as an other liability with an offsetting charge to AOCL.

     During the first quarter of fiscal 2002, the Company recorded the change in fair value of the interest rate swap agreement to AOCL for $1,187. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. The Company links all hedges that are designated as cash flow hedges to be forecasted transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively.

     In June 2001, the Financial Accounting Standards Board issued EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products." EITF 00-25 defines statement of operation characterization of consideration from a vendor to an entity that purchases the vendor's products for resale. The Company intends to adopt this pronouncement for its fiscal year ending March 31, 2003. The impact of this pronouncement on the Company's financial statements is currently being evaluated.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt SFAS Nos. 141 and 142 effective for its fiscal year ending March 31, 2003. The Company does not expect the implementation of SFAS No. 141 to have a material impact on its financial position, liquidity or results of operations. The Company is currently evaluating the impact of SFAS No. 142 on its financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and provides guidance on classification and accounting for such asset when held for sale or abandonment. The Company intends to adopt this statement for its fiscal year ending March 31, 2003. The Company is currently evaluating the impact this pronouncement will have on its financial statements.

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)




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

     Management has put plans in place to establish a stand-alone infrastructure and restructure the operations of ZDP. These plans include the consolidation and rationalization of certain operations and incremental non-recurring costs associated with the Acquisition. The primary objective of these plans are to (i) develop and establish the infrastructure of the Company, as ZDP was not a separate legal entity and did not have stand-alone operations, (ii) reduce overhead expenses and (iii) dispose of businesses which do not meet long-term strategic objectives. The Company's estimate of the total cash expenditures associated with these plans is approximately $8,000, which primarily consists of severance and termination benefits costs, contract termination costs and facilities rationalization expenses, with approximately $7,100 having been spent through September 30, 2001. The Company expects to substantially complete these plans and related cash expenditures during fiscal 2002.

     Summary pro forma financial information for the six months ended September 30, 2000 would not differ materially from actual results, as the Acquisition was completed near the beginning of the Company's fiscal year and therefore, is not presented.

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

     The assets and liabilities related to these operations have been recorded in the balance sheet as other liabilities and as of September 30, 2001 are reflected at the remaining estimated net proceeds from the sale, as adjusted for estimated cash flows from these operations and liquidation expenses. Activity in the net assets held for sale from the Acquisition (April 5, 2000) to September 30, 2001 is:

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)




         Asset held for sale at Acquisition date                $        36,750
         Non-cash adjustments to asset held for sale                         68
         Proceeds from sale of operations                               (38,948)
         Cash outlays, net                                                 (546)
                                                                ---------------
         Asset held for sale, net at September 30, 2001         $        (2,676)
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

     In July 2001, the Company entered an agreement to accelerate the receipt of the five annual $3,000 payments due to the Company under the terms of the sale agreement. Under the agreement, the Company will receive $10,500 as settlement of the amount, $8,000 paid on July 31, 2001 and $2,500 due November 30, 2001.

3.       Debt

     As of September 30, 2001, total indebtedness was $430,751 and consisted of $170,751 of outstanding term loans and $10,000 revolving loans under the Company's senior credit facility, and $250,000 of 12% senior subordinated notes due 2010.

     Borrowings under the revolving credit facility are due September 30, 2006 and may be borrowed, repaid and reborrowed prior to maturity. Borrowings under the term loan facility are payable in varying quarterly installments through March 2007. The maturity of all the loans can be accelerated upon the event of default.

     As of September 30, 2001, borrowings under the senior credit facility bore interest at rates ranging from 6.42% to 8.78%.

     On July 13, 2001, the Company amended its senior credit facility. This amendment adjusts required ratios for the period through September 30, 2002. In addition, the availability of the existing $50,000 revolving credit facility is permanently reduced to $30,000, of which only $10,000 is available from June 30, 2001 to September 30, 2002. At September 30, 2001, the full $10,000 is outstanding under the revolving credit facility.

     In consideration for amending the senior credit facility on July 13, 2001, Willis Stein & Partners contributed $50,000 of equity to Ziff Davis Holdings Inc., the Company's parent. The $50,000 was subsequently contributed to the Company, of which $35,000 was used to repay senior indebtedness and $15,000 was used for working capital purposes. Under the amendment, net proceeds of up to $50,000 from the sale of certain assets will not have to be used to repay indebtedness and may be used to fund the Unrestricted Subsidiaries. The Company has not entered into any agreements with respect to such asset sales except for the acceleration of the international proceeds (See Note 2) and the sale of the Company's 50% interest in Mac Publishing LLC (See Note 9). In addition, interest rates under the senior credit facility have been increased and the Company paid a fee to its lenders of approximately $500.

     At September 30, 2001, no event of default had occurred under the senior credit facility (See Note 9).

4.       Earnings Per Share

     Earnings per share have been omitted on the basis that there are no public shareholders.

5.       Restructuring

     Current economic trends in the United States have had a negative impact on the Company's business. These trends include consolidation among advertisers, increases in postage costs and a general decline in advertising spending. In

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)



anticipation of this decline, the Company began a restructuring program in the first quarter of fiscal 2002 under which the Company expects to consolidate operations and eliminate headcount to reduce costs.

     Management expects to finalize restructuring plans during the quarter ending December 31, 2001. The Company has incurred a pre-tax charge of $25,500 during the six months ended September 30, 2001 for this restructuring program. The charge includes non-cash asset impairment costs of $11,500, employee termination costs of $7,000 and costs to exit activities of $7,000. The costs primarily relate to the closure of Family PC magazine and it's related website, the restructuring of the Company's sales, marketing and editorial functions across all platforms, the closure of Zcast.tv, a website, and the consolidation of the Company's facilities.

     The remaining accrued costs of approximately $7,700 are included in accrued expenses and other current liabilities. Remaining cash expenditures relating primarily to workforce reductions and facilities consolidation will be substantially paid over the next twelve months. The Company's restructuring program continued into its third quarter (See Note 9).

6.       Contingencies

     Ziff Davis Media Inc. is subject to various claims and legal proceedings arising in the normal course of business. However, the Company is not presently involved in any legal proceedings that it expects individually or in the aggregate to have a material adverse effect on its financial condition, results of operations or liquidity.

     The Company is a defendant, along with numerous other magazine publishing companies, in In Re Magazine Antitrust Litigation, pending in Federal District Court for the Southern District of New York. The case which is a consolidation of approximately 25 separate class action price fixing lawsuits that were commenced beginning on July 19, 2000, alleges a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The plaintiff's motion for partial summary judgment on the issue of liability is pending and the parties have reached an agreement in principle to settle this case. Management expects, based upon consultation with counsel, that the outcome of this lawsuit will not have a material adverse effect on the financial position of the Company.

     On February 27, 2001, International Data Group ("IDG") initiated a lawsuit alleging trademark infringement arising out of the launch of the Company's new magazine, CIO Insight. The case, International Data Group v. Ziff Davis Media, is pending in the Federal District Court in Delaware. IDG's motion for a preliminary injunction was denied on May 24, 2001 and the parties have reached an agreement in principle to settle this case. The Company does not believe that the outcome of this lawsuit will have a material adverse effect on its financial position.

     The Company has recently been served with two lawsuits arising out of the termination of the employment of two former executives. One suit initiated in New York State Supreme Court in New York County by the Company's former CEO alleges 19 causes of action arising out of the termination of employment, including breach of contract, intentional misrepresentation, age discrimination and defamation. The second suit initiated in New York State Supreme Court in Nassau County by a former publisher alleges breach of contract, fraudulent inducement, and various other claims arising out of the termination of employment. Management expects, based upon consultation with counsel, that the outcome of these lawsuits will not have a material adverse effect on the financial position of the Company.

7.       Supplemental Financial Information

Guarantor financial statements

     The Company is a holding company and its only assets are the ownership of the capital stock of its subsidiaries, intercompany balances and cash balances. All of the Company's consolidated subsidiaries have guaranteed the Company's debt on a full unconditional, joint and several basis. The Company's equity investee, which was sold in October 2001 (See Note 9), is not a guarantor of the debt and is recorded in the September 30, 2001 balance sheet at $11,817. There are no restrictions which limit the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances.

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)



     The table below presents unaudited combining financial data detailing the Company, the guarantor subsidiaries, the non-guarantor investee and related elimination entries.

                                                                       Balance Sheet at March 31, 2001
                                                     --------------------------------------------------------------------
                                                     Ziff Davis                  Non
                                                     Media Inc.   Guarantors   Guarantors     Eliminations      Total
                                                     ----------   ----------   ----------     ------------      -----
ASSETS
Current assets:
   Cash and cash equivalents                         $    1,889   $   23,000   $      --       $       --     $   24,889
   Accounts receivable, net                                  --       52,946          --               --         52,946
   Inventories                                               --        1,102          --               --          1,102
   Prepaid expenses and other current assets                 --       14,508          --               --         14,508
   Due (to) from affiliates                             (40,224)      51,899     (11,321)              --            354
                                                     ----------   ----------   ---------       ----------     ----------
     Total current assets                               (38,335)     143,455     (11,321)              --         93,799
Property and equipment, net                                  --       80,634          --               --         80,634
Equity investment                                            --           --      12,135               --         12,135
Investment in subsidiaries                              236,761           --          --         (236,761)            --
Intangible assets, net                                       --      639,213          --               --        639,213
Notes receivable-affiliate                              530,000           --          --         (530,000)            --
Other assets                                             19,215        7,931          --               --         27,146
                                                     ----------   ----------   ---------       ----------     ----------
     Total assets                                    $  747,641   $  871,233   $     814       $ (766,761)    $  852,927
                                                     ==========   ==========   =========       ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:

  Accounts payable                                   $       --   $   11,994   $      --       $       --     $   11,994
  Accrued expenses and other current liabilities          9,909       44,161          --               --         54,070
  Current portion of long-term debt                       7,460           --          --               --          7,460
  Unexpired subscriptions, net                               --       47,179          --               --         47,179
                                                     ----------   ----------   ---------       ----------     ----------
     Total current liabilities                           17,369      103,334          --               --        120,703
Long-term debt                                          451,707           --          --               --        451,707
Notes payable-affiliate                                      --      530,000          --         (530,000)
Other non-current liabilities                                --        1,952          --               --          1,952
                                                     ----------   ----------   ---------       ----------     ----------
     Total liabilities                                  469,076      635,286          --         (530,000)       574,362
                                                     ----------   ----------   ---------       ----------     ----------
Stockholder's equity:
Preferred stock                                              --        1,234          --           (1,234)            --
Common stock                                                 --           28          --              (28)            --
Additional paid-in capital                              352,000      314,384          --         (314,384)       352,000
Retained earnings (deficit)                             (73,435)     (79,699)        814           78,885        (73,435)
                                                     ----------   ----------   ---------       ----------     ----------
     Total stockholder's equity                         278,565      235,947         814         (236,761)       278,565
                                                     ----------   ----------   ---------       ----------     ----------
Total liabilities and stockholder's equity           $  747,641   $  871,233   $     814       $ (766,761)    $  852,927
                                                     ==========   ==========   =========       ==========     ==========

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)





                                                                     Balance Sheet at September 30, 2001
                                                     ---------------------------------------------------------------------
                                                     Ziff Davis                    Non
                                                     Media Inc.   Guarantors   Guarantors     Eliminations      Total
                                                     ----------   ----------   ----------     ------------      -----
ASSETS
Current assets:
   Cash and cash equivalents                         $   14,193   $    3,332   $      --       $       --     $   17,525
   Accounts receivable, net                                  --       42,762          --               --         42,762
   Inventories                                               --          813          --               --            813
   Prepaid expenses and other current assets                 --       10,539          --               --         10,539
   Due (to) from affiliates                             (63,472)      74,836     (11,195)              --            169
                                                     ----------   ----------   ---------       ----------     ----------
     Total current assets                               (49,279)     132,282     (11,195)              --         71,808
Property and equipment, net                                  --       74,638          --               --         74,638
Equity investment                                            --           --      11,817               --         11,817
Investment in subsidiaries                              197,504           --          --         (197,504)            --
Intangible assets, net                                       --      604,068          --               --        604,068
Notes receivable-affiliate                              520,588           --          --         (520,588)            --
Other assets                                             18,761        1,307          --               --         20,068
                                                     ----------   ----------   ---------       ----------     ----------
     Total assets                                    $  687,574   $  812,295   $     622       $ (718,092)    $  782,399
                                                     ==========   ==========   =========       ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:

  Accounts payable                                   $       --   $    7,421   $      --       $       --     $    7,421
  Accrued expenses and other current liabilities          8,457       46,633          --               --         55,090
  Current portion of long-term debt                       6,818           --          --               --          6,818
  Unexpired subscriptions, net                               --       37,571          --               --         37,571
                                                     ----------   ----------   ---------       ----------     ----------
     Total current liabilities                           15,275       91,625          --               --        106,900
Long-term debt                                          423,933           --          --               --        423,933
Notes payable-affiliate                                      --      520,588          --         (520,588)            --
Other non-current liabilities                                --        5,700          --               --          5,700
                                                     ----------   ----------   ---------       ----------     ----------
     Total liabilities                                  439,208      617,913          --         (520,588)       536,533
                                                     ----------   ----------   ---------       ----------     ----------
Stockholder's equity:
Preferred stock                                              --        1,234          --           (1,234)            --
Common stock                                                 --           28          --              (28)            --
Additional paid-in capital                              443,500      397,872          --         (400,372)       441,000
Accumulated other comprehensive loss                     (1,876)          --          --               --         (1,876)
Retained earnings (deficit)                            (193,258)    (204,752)        622          204,130       (193,258)
                                                     ----------   ----------   ---------       ----------     ----------
     Total stockholder's equity                         248,366      194,382         622         (197,504)       245,866
                                                     ----------   ----------   ---------       ----------     ----------
Total liabilities and stockholder's equity           $  687,574   $  812,295   $     622       $ (718,092)    $  782,399
                                                     ==========   ==========   =========       ==========     ==========

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)





                                                                            Statement of Operations
                                                                 For the three months ended September 30, 2000
                                                     -----------------------------------------------------------------------
                                                     Ziff Davis                   Non
                                                     Media Inc.   Guarantors   Guarantors      Eliminations       Total
                                                     ----------   ----------   ----------      ------------       -----
Revenue, net                                         $       --   $  100,586   $      --       $        --    $  100,586
Cost of operations:
    Cost of production                                       --       29,133          --                --        29,133
    Selling, general and administrative expenses             --       58,439          --                --        58,439
    Depreciation and amortization of property
      and equipment                                          --        3,206          --                --         3,206
    Amortization of intangible assets                        --       13,600          --                --        13,600
                                                     ----------   ----------   ---------       -----------    ----------
    Loss from operations                                     --       (3,792)         --                --        (3,792)
Equity in income from joint ventures                         --           --         592                --           592
Equity in loss from subsidiaries                        (17,444)          --          --            17,444            --
Intercompany interest (income) expense                  (15,900)      15,900          --                --            --
Interest expense (income), net                           15,374         (587)         --                --        14,787
                                                     ----------   ----------   ---------       -----------    ----------
    Income (loss) before income taxes                   (16,918)     (19,105)        592            17,444       (17,987)
Income tax benefit                                         (530)        (783)       (286)               --        (1,599)
                                                     -----------  -----------  ---------       -----------    -----------
    Net (loss) income                                $  (16,388)  $  (18,322)  $     878        $   17,444     $ (16,388)
                                                     ==========   ==========   =========        ==========     =========




                                                                            Statement of Operations
                                                                  For the six months ended September 30, 2000
                                                     -----------------------------------------------------------------------
                                                     Ziff Davis                   Non
                                                     Media Inc.   Guarantors   Guarantors      Eliminations       Total
                                                     ----------   ----------   ----------      ------------       -----
Revenue, net                                         $       --   $  227,390   $      --       $        --    $  227,390
Cost of operations:
    Cost of production                                       --       64,581          --                --        64,581
    Selling, general and administrative expenses             --      121,174          --                --       121,174
    Depreciation and amortization of property
      and equipment                                          --        6,400          --                --         6,400
    Amortization of intangible assets                        --       22,299          --                --        22,299
                                                     ----------   ----------   ---------       -----------    ----------
    Income from operations                                   --       12,936          --                --        12,936
Equity in income from joint ventures                         --           --       1,216                --         1,216
Equity in loss from subsidiaries                        (16,510)          --          --            16,510            --
Intercompany interest (income) expense                  (31,800)      31,800          --                --            --
Interest expense (income), net                           28,145         (719)         --                --        27,426
                                                     ----------   ----------   ---------       -----------    ----------
    Income (loss) before income taxes                   (12,855)     (18,145)      1,216            16,510       (13,274)
Income tax provision (benefit)                              752         (389)        (30)               --           333
                                                     ----------   -----------  ----------      -----------    ----------
    Net (loss) income                                $  (13,607)  $  (17,756)  $   1,246        $   16,510     $ (13,607)
                                                     ==========   ==========   =========        ==========     =========

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)






                                                                           Statement of Operations
                                                                For the three months ended September 30, 2001
                                                     ---------------------------------------------------------------------
                                                     Ziff Davis                   Non
                                                     Media Inc.   Guarantors   Guarantors      Eliminations      Total
                                                     ----------   ----------   ----------      ------------      -----
Revenue, net                                         $       --   $   65,548   $      --       $        --    $   65,548
Cost of operations:
    Cost of production                                       --       24,600          --                --        24,600
    Selling, general and administrative expenses             --       52,960          --                --        52,960
    Restructuring costs                                      --       24,450          --                --        24,450
    Depreciation and amortization of property
      and equipment                                          --        7,316          --                --         7,316
    Amortization of intangible assets                        --       14,428          --                --        14,428
                                                     ----------   ----------   ---------       -----------    ----------
    Loss from operations                                     --      (58,206)         --                --       (58,206)
Equity in income from joint venture                          --           --          16                --            16
Equity in loss from subsidiaries                        (73,692)          --          --            73,692            --
Intercompany interest (income) expense                  (15,712)      15,712          --                --            --
Interest expense (income), net                           12,021          (31)         --                --        11,990
                                                     ----------   ----------   ---------       -----------    ----------
    Income (loss) before income taxes                   (70,001)     (73,887)         16            73,692       (70,180)
Income tax provision (benefit)                              473         (179)         --                --           294
                                                     ----------   ----------   ---------       -----------    ----------
    Net (loss) income                                $  (70,474)  $  (73,708)  $      16       $    73,692    $  (70,474)
                                                     ==========   ==========   =========       ===========    ==========



                                                                           Statement of Operations
                                                                 For the six months ended September 30, 2001
                                                     ---------------------------------------------------------------------
                                                     Ziff Davis                   Non
                                                     Media Inc.   Guarantors   Guarantors      Eliminations      Total
                                                     ----------   ----------   ----------      ------------      -----
Revenue, net                                         $       --   $  150,678   $      --       $        --    $  150,678
Cost of operations:
    Cost of production                                       --       55,214          --                --        55,214
    Selling, general and administrative expenses             --      121,167          --                --       121,167
    Restructuring costs                                      --       25,500          --                --        25,500
    Depreciation and amortization of property
      and equipment                                          --       15,503          --                --        15,503
    Amortization of intangible assets                        --       27,866          --                --        27,866
                                                     ----------   ----------   ---------       -----------    ----------
    Loss from operations                                     --      (94,572)         --                --       (94,572)
Equity in loss from joint venture                            --           --        (192)               --          (192)
Equity in loss from subsidiaries                       (126,039)          --          --           126,039            --
Intercompany interest (income) expense                  (31,518)      31,518          --                --            --
Interest expense (income), net                           24,631         (120)         --                --        24,511
                                                     ----------   ----------   ---------       -----------    ----------
    Loss before income taxes                           (119,152)    (125,970)       (192)          126,039      (119,275)
Income tax provision (benefit)                              671         (123)         --                --           548
                                                     ----------   ----------   ---------       -----------    ----------
    Net loss                                         $ (119,823)  $ (125,847)  $    (192)      $   126,039     $(119,823)
                                                     ==========   ==========   =========       ===========     =========

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)




                                                                                 Statement of Cash Flows
                                                                       For the six months ended September 30, 2000
                                                            -------------------------------------------------------------------
                                                            Ziff Davis                    Non
                                                            Media Inc.   Guarantors    Guarantors   Eliminations     Total
                                                            ----------   ----------    ----------   ------------     -----
   Cash flows from operating activities:
   Net (loss) income                                        $  (13,607)  $  (17,756)  $   1,246     $    16,510   $  (13,607)
   Adjustments to reconcile net income to net cash (used)
   provided by operating activities:
     Depreciation and amortization                                  --       28,699          --              --       28,699
     Equity in income from joint ventures                           --           --      (1,216)             --       (1,216)
     Equity in loss from subsidiaries                           16,510           --          --         (16,510)          --
     Provision for doubtful accounts                                --        2,804          --              --        2,804
     Non-cash rent expense                                          --          998          --              --          998
     Amortization of debt issuance cost                          1,036           --          --              --        1,036
   Changes in operating assets and liabilities:

     Accounts receivable                                            --        5,824          --              --        5,824
     Inventories                                                    --        5,737          --              --        5,737
     Accounts payable & accrued expenses                        12,158       (1,543)         --              --       10,615
     Unexpired subscriptions, net                                   --       (1,971)         --              --       (1,971)
     Due to (from) affiliates                                  (41,464)      41,238         (30)             --         (256)
     Prepaid expenses and other, net                                --       (4,005)         --              --       (4,005)
                                                            ----------   ----------   ---------     -----------   ----------
   Net cash (used) provided by operating activities            (25,367)      60,025          --              --       34,658
                                                            ----------   ----------   ---------     -----------   ----------

   Cash flows from investing activities:

     Capital expenditures                                           --       (7,016)         --              --       (7,016)
     Distributions from joint venture                               --        2,628          --              --        2,628
     Net proceeds from sale of international operations             --       26,750          --              --       26,750
     Investment in subsidiaries                               (254,054)          --          --         254,054           --
     Acquisitions and investments, net of cash acquired             --         (270)         --              --         (270)
     Acquisition of ZDP, net of cash acquired                       --     (798,328)         --                     (798,328)
                                                            ----------   ----------   ---------     -----------   ----------
   Net cash used by investing activities                      (254,054)    (776,236)         --         254,054     (776,236)
                                                            ----------   ----------   ---------     -----------   ----------

   Cash flows from financing activities:

     Proceeds from issuance of equity securities               333,000      254,054          --        (254,054)     333,000
     Proceeds from borrowings under senior credit
       facilities                                              355,000           --          --              --      355,000

     Repayment of borrowings under senior credit
       facilities                                              (59,710)          --          --              --      (59,710)

     Proceeds from issuance of 12% senior subordinated
       notes due 2010                                          250,000           --          --              --      250,000
     Proceeds from issuance of senior subordinated notes       175,000           --          --              --      175,000
     Repayment of senior subordinated notes                   (175,000)          --          --              --     (175,000)
     Issuance of intercompany notes receivable, net           (530,000)          --          --         530,000           --
     Proceeds from intercompany notes payable, net                  --      530,000          --        (530,000)          --
     Debt issuance costs                                       (20,727)          --          --              --      (20,727)
                                                            ----------   ----------   ---------     -----------   ----------
   Net cash provided by financing activities                   327,563      784,054          --        (254,054)     857,563
                                                            ----------   ----------   ---------     -----------   ----------
   Net increase in cash and cash equivalents                    48,142       67,843          --              --      115,985
   Cash and cash equivalents, beginning of period                2,000           --          --              --        2,000
                                                            ----------   ----------   ---------     -----------   ----------
   Cash and cash equivalents, end of period(1)              $   50,142   $   67,843   $      --     $        --   $  117,985
                                                            ==========   ==========   =========     ===========   ==========

----------------
    (1) Guarantor cash balance includes $26,750 of Restricted Cash

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)




                                                                                 Statement of Cash Flows
                                                                       For the six months ended September 30, 2001
                                                            -------------------------------------------------------------------
                                                            Ziff Davis                    Non
                                                            Media Inc.   Guarantors    Guarantors   Eliminations     Total
                                                            ----------   ----------    ----------   ------------     -----
   Cash flows from operating activities:
   Net loss                                                 $ (119,823)  $ (125,847)  $    (192)    $   126,039   $ (119,823)
   Adjustments to reconcile net loss to net cash
   provided  (used) by operating activities:
     Depreciation and amortization                                  --       43,369          --              --       43,369
     Equity in loss from joint ventures                             --           --         192              --          192
     Equity in loss from subsidiaries                          126,039           --          --        (126,039)          --
     Provision for doubtful accounts                                --          767          --              --          767
     Non-cash restructuring charge                                  --       11,211          --              --       11,211
     Non-cash rent expense                                          --        1,116          --              --        1,116
     Amortization of debt issuance cost                          1,094           --          --              --        1,094
   Changes in operating assets and liabilities:

     Accounts receivable                                            --        9,417          --              --        9,417
     Inventories                                                    --          289          --              --          289
     Accounts payable & accrued expenses                        (1,452)      (3,977)         --              --       (5,429)
     Unexpired subscriptions, net                                   --       (9,608)         --              --       (9,608)
     Due from affiliates                                        23,248      (23,063)         --              --          185
     Prepaid expenses and other, net                                --       10,718          --              --       10,718
                                                            ----------   ----------   ---------     -----------   ----------
   Net cash provided (used) by operating activities             29,106      (85,608)         --              --      (56,502)
                                                            ----------   ----------   ---------     -----------   ----------

   Cash flows from investing activities:

     Capital expenditures                                           --      (18,910)         --              --      (18,910)
     Distributions from joint venture                               --          125          --              --          125
     Net proceeds from international operations                     --        8,000          --              --        8,000
     Investment in subsidiaries                                (86,158)          --          --          86,158           --
     Acquisitions and investments, net of cash acquired             --          (21)         --              --          (21)
                                                            ----------   ----------   ---------     -----------   ----------
   Net cash used by investing activities                       (86,158)     (10,806)         --          86,158      (10,806)
                                                            ----------   ----------   ---------     -----------   ----------

   Cash flows from financing activities:

     Proceeds from capital contributions                        89,000       86,158          --         (86,158)      89,000
     Collection of intercompany note receivable                  9,412           --          --          (9,412)          --
     Repayment of intercompany note payable                         --       (9,412)         --           9,412           --
     Proceeds from borrowings under senior credit
       facilities                                               10,000           --          --              --       10,000

     Repayment of borrowings under senior credit
       facilities                                              (38,416)          --          --              --      (38,416)

     Debt issuance cost                                           (640)          --          --              --         (640)
                                                            ----------   ----------   ---------     -----------   ----------
   Net cash provided by financing activities                    69,356       76,746          --         (86,158)      59,944
                                                            ----------   ----------   ---------     -----------   ----------

   Increase (decrease) in cash and cash equivalents             12,304      (19,668)         --              --       (7,364)
   Cash and cash equivalents, beginning of period                1,889       23,000          --              --       24,889
                                                            ----------   ----------   ---------     -----------   ----------
   Cash and cash equivalents, end of period                 $   14,193   $    3,332   $      --     $        --   $   17,525
                                                            ==========   ==========   =========     ===========   ==========

Restricted and Unrestricted Subsidiary Financial Data

     The Company is the borrower and its consolidated subsidiaries are all guarantors under the Company's debt agreements on a full unconditional joint and several basis. The Company's equity investee, which was sold in October 2001 (See Note 9), is not a guarantor of the debt. In determining compliance with certain covenants specified in these agreements, the Company is required to exclude the results of operations of LaunchCo and InternetCo ("Unrestricted Subsidiaries") and separately report the combining financial statements of the restricted and Unrestricted Subsidiaries, as defined in these agreements. The results of operations of the Unrestricted Subsidiaries are also excluded for certain purposes under the indenture governing the Notes. The debt agreement places limits on the amount of funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries. Reflected below are unaudited combining balance sheets and statements of operations for

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)



the Company detailing the restricted and Unrestricted Subsidiaries. Prior year balances have been restated to reflect the transfer of eTESTING LABS from the Restricted Subsidiaries to the Unrestricted Subsidiaries.

                                                                               Balance Sheet at March 31, 2001
                                                              -------------------------------------------------------------------
                                                                Ziff Davis Media
                                                              Inc. and Restricted   Unrestricted
                                                                  Subsidiaries      Subsidiaries    Eliminations       Total
                                                                  ------------      ------------    ------------       -----

ASSETS
Current assets:

     Cash and cash equivalents                                $        24,888       $          1   $         --    $     24,889
     Accounts receivable, net                                          50,454              2,492             --          52,946
     Inventories                                                        1,102                 --             --           1,102
     Prepaid expenses and other current assets                         17,951                 --         (3,443)         14,508
     Due (to) from affiliates                                             454               (100)            --             354
                                                              ---------------       ------------   ------------    ------------
         Total current assets                                          94,849              2,393         (3,443)         93,799
Property and equipment, net                                            54,929             25,705             --          80,634
Equity investment                                                      12,135                 --             --          12,135
Intangible assets, net                                                 14,159                 --        (14,159)             --
Investments in subsidiaries                                           639,183                 30             --         639,213
Other assets                                                           27,146                 --             --          27,146
                                                              ---------------       ------------   ------------    ------------
         Total assets                                         $       842,401       $     28,128   $    (17,602)   $    852,927
                                                              ===============       ============   ============-   ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:

     Accounts payable                                         $        11,994       $         --   $         --    $     11,994
     Accrued expenses and other current liabilities                    44,448             13,065         (3,443)         54,070
     Current portion of long term debt                                  7,460                 --             --           7,460
     Unexpired subscriptions, net                                      46,275                904             --          47,179
                                                              ---------------       ------------   ------------    ------------
         Total current liabilities                                    110,177             13,969         (3,443)        120,703

Long-term debt                                                        451,707                 --             --         451,707
Other non-current liabilities                                           1,952                 --             --           1,952
                                                              ---------------       ------------   ------------    ------------
         Total liabilities                                            563,836             13,969         (3,443)        574,362
                                                              ---------------       ------------   ------------    ------------

Stockholder's equity:
     Preferred stock                                                       --              1,234         (1,234)             --
     Common stock                                                          --                 28            (28)             --
     Additional paid-in capital                                       352,000             63,079        (63,079)        352,000
     Accumulated deficit                                              (73,435)           (50,182)        50,182         (73,435)
                                                              ---------------       ------------   ------------    ------------
         Total stockholder's equity                                   278,565             14,159        (14,159)        278,565
                                                              ---------------       ------------   ------------    ------------
         Total liabilities and stockholder's equity           $       842,401       $     28,128   $    (17,602)   $    852,927
                                                              ===============       ============   ============-   ============

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)




                                                                             Balance Sheet at September 30, 2001
                                                              -------------------------------------------------------------------
                                                                Ziff Davis Media
                                                              Inc. and Restricted   Unrestricted
                                                                  Subsidiaries      Subsidiaries    Eliminations       Total
                                                                  ------------      ------------    ------------       -----
ASSETS
Current assets:
     Cash and cash equivalents                                $        17,523       $          2   $         --    $     17,525
     Accounts receivable, net                                          38,563              4,199             --          42,762
     Inventories                                                          813                 --             --             813
     Prepaid expenses and other current assets                          9,432              1,107             --          10,539
     Due (to) from affiliates                                           8,119             (7,950)            --             169
                                                              ---------------       -------------  ------------    ------------
         Total current assets                                          74,450             (2,642)            --          71,808
Property and equipment, net                                            46,864             27,774             --          74,638
Equity investment                                                      11,817                 --             --          11,817
Investments in subsidiaries                                            18,446                 --        (18,446)             --
Intangible assets, net                                                604,019                 49             --         604,068
Other assets                                                           20,068                 --             --          20,068
                                                              ---------------       ------------   ------------    ------------
         Total assets                                         $       775,664       $     25,181   $    (18,446)   $    782,399
                                                              ===============       ============   ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:

     Accounts payable                                         $         6,431       $        990   $         --    $      7,421
     Accrued expenses and other current liabilities                    50,441              4,649             --          55,090
     Current portion of long term debt                                  6,818                 --             --           6,818
     Unexpired subscriptions, net                                      36,475              1,096             --          37,571
                                                              ---------------       ------------   ------------    ------------
         Total current liabilities                                    100,165              6,735             --         106,900

Long-term debt                                                        423,933                 --             --         423,933
Other non-current liabilities                                           5,700                 --             --           5,700
                                                              ---------------       ------------   ------------    ------------
         Total liabilities                                            529,798              6,735             --         536,533
                                                              ---------------       ------------   ------------    ------------

Stockholder's equity:
     Preferred stock                                                       --              1,234         (1,234)             --
     Common stock                                                          --                 28            (28)             --
     Additional paid-in capital                                       441,000            111,745       (111,745)        441,000
     Accumulated other comprehensive loss                              (1,876)                --             --          (1,876)
     Accumulated deficit                                             (193,258)           (94,561)        94,561        (193,258)
                                                              ---------------       ------------   ------------    ------------
         Total stockholder's equity                                   245,866             18,446        (18,446)        245,866
                                                              ---------------       ------------   ------------    ------------
         Total liabilities and stockholder's equity           $       775,664       $     25,181   $    (18,446)   $    782,399
                                                              ===============       ============   ============    ============

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)




                                                                                   Statement of Operations
                                                                        For the three months ended September 30, 2000
                                                              -------------------------------------------------------------------
                                                                Ziff Davis Media
                                                              Inc. and Restricted   Unrestricted
                                                                  Subsidiaries      Subsidiaries   Eliminations       Total
                                                                  ------------      ------------   ------------       -----

Revenue, net                                                  $        98,907       $      1,679   $        --    $   100,586
Cost of operations:
   Cost of production                                                  29,063                 70            --         29,133
   Selling, general and administrative expenses                        48,564              9,875            --         58,439
   Depreciation and amortization of property and equipment              3,032                174            --          3,206
   Amortization of intangible assets                                   13,600                 --            --         13,600
                                                              ---------------       ------------   -----------    -----------
     Income (loss) from operations                                      4,648             (8,440)           --         (3,792)
Equity in income from joint ventures                                      592                 --            --            592
Equity in loss from subsidiaries                                       (9,764)                --         9,764             --
Interest expense, net                                                  14,787                 --            --         14,787
                                                              ---------------       ------------   -----------    -----------
     Loss before income taxes                                         (19,311)            (8,440)        9,764        (17,987)
Income tax (benefit) provision                                         (2,923)             1,324            --         (1,599)
                                                              ----------------      ------------   -----------    ------------
     Net loss                                                 $       (16,388)      $     (9,764)  $     9,764    $   (16,388)
                                                              ===============       ============   ===========    ===========


                                                                                   Statement of Operations
                                                                         For the six months ended September 30, 2000
                                                              -------------------------------------------------------------------
                                                                Ziff Davis Media
                                                              Inc. and Restricted   Unrestricted
                                                                  Subsidiaries      Subsidiaries   Eliminations       Total
                                                                  ------------      ------------   ------------       -----
Revenue, net                                                  $       224,465       $      2,925   $        --    $   227,390
Cost of operations:
   Cost of production                                                  64,494                 87            --         64,581
   Selling, general and administrative expenses                       106,892             14,282            --        121,174
   Depreciation and amortization of property and equipment              6,070                330            --          6,400
   Amortization of intangible assets                                   22,299                 --            --         22,299
                                                              ---------------       ------------   -----------    -----------
     Income (loss) from operations                                     24,710            (11,774)           --         12,936
Equity in income from joint ventures                                    1,216                 --            --          1,216
Equity in loss from subsidiaries                                      (12,034)                --        12,034             --
Interest expense, net                                                  27,426                 --            --         27,426
                                                              ---------------       ------------   -----------    -----------
     Loss before income taxes                                         (13,534)           (11,774)       12,034        (13,274)
Income tax provision                                                       73                260            --            333
                                                              ---------------       ------------   -----------    -----------
     Net loss                                                 $       (13,607)      $    (12,034)  $    12,034    $   (13,607)
                                                              ===============       ============   ===========    ===========

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)




                                                                                   Statement of Operations
                                                                        For the three months ended September 30, 2001
                                                              -------------------------------------------------------------------
                                                                Ziff Davis Media
                                                              Inc. and Restricted   Unrestricted
                                                                  Subsidiaries      Subsidiaries   Eliminations       Total
                                                                  ------------      ------------   ------------       -----
Revenue, net                                                  $        59,890       $      5,658   $        --    $    65,548
Cost of operations:
   Cost of production                                                  23,030              1,570            --         24,600
   Selling, general and administrative expenses                        32,948             20,012            --         52,960
   Restructuring costs                                                 20,214              4,236            --         24,450
   Depreciation and amortization of property and equipment              4,473              2,843            --          7,316
   Amortization of intangible assets                                   14,428                 --            --         14,428
                                                              ---------------       ------------   -----------    -----------
     Loss from operations                                             (35,203)           (23,003)           --        (58,206)
Equity in income from joint venture                                        16                 --            --             16
Equity in loss from subsidiaries                                      (23,205)                --        23,205             --
Interest expense, net                                                  11,990                 --            --         11,990
                                                              ---------------       ------------   -----------    -----------
     Loss before income taxes                                         (70,382)           (23,003)       23,205        (70,180)
Income tax provision                                                       92                202            --            294
                                                              ---------------       ------------   -----------    -----------
     Net loss                                                 $       (70,474)      $    (23,205)  $    23,205    $   (70,474)
                                                              ===============       ============   ===========    ===========

                                                                                   Statement of Operations
                                                                         For the six months ended September 30, 2001
                                                              -------------------------------------------------------------------
                                                                Ziff Davis Media
                                                              Inc. and Restricted   Unrestricted
                                                                  Subsidiaries      Subsidiaries   Eliminations       Total
                                                                  ------------      ------------   ------------       -----
Revenue, net                                                  $       138,824       $     11,854   $        --    $   150,678
Cost of operations:
   Cost of production                                                  50,926              4,288            --         55,214
   Selling, general and administrative expenses                        80,283             40,884            --        121,167
   Restructuring costs                                                 21,264              4,236            --         25,500
   Depreciation and amortization of property and equipment              8,705              6,798            --         15,503
   Amortization of intangible assets                                   27,866                 --            --         27,866
                                                              ---------------       ------------   -----------    -----------
     Loss from operations                                             (50,220)           (44,352)           --        (94,572)
Equity in loss from joint venture                                        (192)                --            --           (192)
Equity in loss from subsidiaries                                      (44,379)                --        44,379             --
Interest expense, net                                                  24,511                 --            --         24,511
                                                              ---------------       ------------   -----------    -----------
     Loss before income taxes                                        (119,302)           (44,352)       44,379       (119,275)
Income tax provision                                                      521                 27            --            548
                                                              ---------------       ------------   -----------    -----------
     Net loss                                                 $      (119,823)      $    (44,379)  $    44,379    $  (119,823)
                                                              ===============       ============   ===========    ===========

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

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by media platforms and product lines. The Company's reportable segments are:

     o Established Businesses Segment - established publications targeted to customers in the consumer and business market

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)



     o Developing Businesses Segment - internet operations, publications and business services for emerging product categories targeted to the consumer and business markets

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization (EBITDA). Any inter-segment revenue included in segment data is not material.

     The following presents information about the reported segments for the periods ending:

                                            Three Months Ended September 30,          Six Months Ended September 30,
                                         -------------------------------------      -----------------------------------
                                                2000                  2001               2000                 2001
                                         ----------------       --------------      ---------------     ---------------

REVENUE:

   Established Businesses                $         98,907       $       59,890      $       224,465     $       138,824
   Developing Businesses                            1,679                5,658                2,925              11,854
                                         ----------------       --------------      ---------------     ---------------
     Total                               $        100,586       $       65,548      $       227,390     $       150,678
                                         ================       ==============      ===============     ===============

                                             Three Months Ended September 30,         Six Months Ended September 30,
                                         -------------------------------------      -----------------------------------
                                                2000                  2001               2000                 2001
                                         -------------------    --------------      ---------------     ---------------

EBITDA:

   Established Businesses                $         21,872       $        3,928      $        54,295     $         7,423
   Developing Businesses                           (8,266)             (15,924)             (11,444)            (33,318)
                                         -----------------      --------------      ---------------     ---------------
     Total                               $         13,606       $      (11,996)     $        42,851     $       (25,895)
                                         ================       ==============      ===============     ===============

                                             Three Months Ended September 30,         Six Months Ended September 30,
                                         -------------------------------------      -----------------------------------
                                                2000                  2001               2000                 2001
                                         -------------------    --------------      ---------------     ---------------

Reconciliation of Segment EBITDA to

consolidated loss  before income taxes

Total segment EBITDA                     $         13,606       $      (11,996)     $        42,851     $       (25,895)
Depreciation and amortization                      16,806               21,744               28,699              43,369
Restructuring costs                                    --               24,450                   --              25,500
Interest expense, net                              14,787               11,990               27,426              24,511
                                         ----------------       --------------      ---------------     ---------------
Loss before income taxes                 $        (17,987)      $      (70,180)     $       (13,274)    $      (119,275)
                                         ================       ==============      ===============     ===============

     Equity in income (loss) of investees included in the Established Businesses Segment EBITDA for the three months ended September 30, 2000 and 2001 were $592 and $16 and for the six months ended September 30, 2000 and 2001 were $1,216 and $(192), respectively.

     The Company sold its international operations in August 2000 (see Note 2) accordingly, there is no foreign revenue. Prior year balances have been restated to reflect the transfer of eTESTING LABS from the Established Businesses segment to the Developing Businesses Segment.

9.       Subsequent Events

     In October 2001, the Company announced the sale of its 50% interest in Mac Publishing LLC, a joint venture with International Data Group ("IDG"), to IDG for approximately $4,100. Mac Publishing LLC publishes Macworld magazine and companion web sites Macworld.com and MacCentral. This transaction will result pre-tax loss on the sale of equity investments of approximately $8,000, which will be recorded in the third quarter of fiscal 2002.

                             ZIFF DAVIS MEDIA INC.

                                  (UNAUDITED)
                             (dollars in thousands)



Restructuring

     During the third quarter, the Company continued its restructuring program and discontinued the publication of Expedia Travels and Smart Partner and folded Interactive Week into eWeek. The program is being finalized and the Company expects to incur a pre-tax restructuring charge of at least $150,000, the majority of which will be non-cash in nature and related to the write-off of intangible assets.

Senior Credit Facility

     At September 30, 2001, the Company's total leverage ratio was greater than that permitted under its senior credit facility and as a result, interest rates under the senior credit facility have increased 2.0%. Under the terms of the senior credit facility, among the ways an event of default can exist is if the total leverage ratio (as defined in the agreement) is exceeded for two consecutive months. Based on current expectations, the Company anticipates an event of default will occur as a result of its October results. Accordingly, the Company would begin discussions with lead arrangers of its senior credit facility in an effort to amend such facility.

     Upon an event of default, the lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest, to be immediately due and payable, to require the Company to use all available cash to repay such borrowings or prevent the Company from making debt service payments on its 12% senior subordinated notes, including the $15,000 interest payment due January 15, 2002. The continuing decline of the U.S. economy in general and specifically the technology market will likely result in the Company needing to obtain additional funding through additional investments or further amendments to the senior credit facility or some combination thereof. If the Company is not successful in obtaining additional investments or additional borrowings under our senior credit facility, it will be forced to take actions such as delaying or reducing its business strategy or capital expenditures, selling assets or restructuring or refinancing its indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our financial statements and our consolidated financial information, including the notes to those statements, that are included in our Form 10-K for the year ended March 31, 2001. The following discussion includes forward-looking statements that involve risks and uncertainties. See "Liquidity and Capital Resources."

Overview

     We are a multimedia content company whose principal business is publishing. We publish and license magazines, provide editorial content about the technology industry and the Internet, in both print and online, and to a lesser extent provide custom testing services and software and produce conferences, seminars and webcasts. On April 5, 2000, we acquired certain publishing assets ("Ziff Davis Publishing" or "ZDP") from Ziff-Davis Inc. ("ZDI"), an unrelated company for $780.0 million plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting. We had no operations prior to April 5, 2000. Our financial statements as of September 30, 2001 and 2000, and for the three-month and six-month periods then ended are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries.

     Since April 5, 2000, we have formed two subsidiaries which are focused on developing and launching new products and businesses. These subsidiaries, Ziff Davis Development Inc. ("LaunchCo") and Ziff Davis Internet Inc. ("InternetCo"), are collectively referred to, and defined under our debt agreements, as "Unrestricted Subsidiaries" and together comprise one of our two reportable operating segments, the Developing Businesses Segment. (The remainder of our business is referred to as the Established Businesses Segment.) We are developing Internet-related ventures leveraged off our editorial expertise and relationships with our audience and advertisers through InternetCo and developing new publications and businesses through LaunchCo. Where appropriate in our discussion below, we have separately identified amounts associated with the Unrestricted Subsidiaries when comparing amounts to prior year periods, to enhance comparability of the segments and to meet reporting requirements separately under our credit agreements. Prior year balances have been restated to reflect the transfer of eTESTING LABS from the Established Businesses Segment to the Developing Businesses Segment.

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

Results of operations

Comparison of the three months ended September 30, 2001 and September 30, 2000.

Revenue, net

     Revenue was $65.5 million for the three months ended September 30, 2001, compared to $100.6 million in the comparable prior period, a decrease of $35.1 million, or 34.9%.

     Revenue from the Unrestricted Subsidiaries was $5.7 million for the three months ended September 30, 2001 compared to $1.7 million in the comparable prior period. The increase primarily relates to advertising revenue from new publications, The Net Economy, Expedia Travels and CIO Insight and increased revenue for services provided by eTESTING LABS.

     Excluding the Unrestricted Subsidiaries, revenue was $59.9 million compared to $98.9 million in the comparable prior year period, a decrease of $39.0 million or 39.4%. This decrease primarily relates to advertising revenue, which decreased by $30.4 million, or 41.8%, to $42.4 million. This decrease in advertising revenue was due to a 47.2% decline in advertising pages, partially offset by 4.7% increase in average revenue per page. Circulation revenue decreased $6.6 million, or 33.7% to $12.9 million, related to a 35.3% decline in single-copy revenue and a 32.7% decline in subscription revenue as compared to the same prior year period. Excluding the Unrestricted Subsidiaries, advertising, circulation and other revenue accounted for 70.7%, 21.6% and 7.7% of net revenue during the three months ended September 30, 2001, as compared to 73.5%, 19.8% and 6.7% in the comparable prior year period.

Cost of production

     Cost of production was $24.6 million for the three months ended September 30, 2001, compared to $29.1 million for the comparable prior year period.

     Cost of production related to the Unrestricted Subsidiaries was $1.6 million compared to $0.1 million in the prior year period. These costs were related to the new publications, The Net Economy, Expedia Travels and CIO Insight which were in early development stages during the prior period.

     Excluding the Unrestricted Subsidiaries, cost of production decreased $6.0 million, or 20.7% from $29.0 million to $23.0 million in the quarter ended September 30, 2001. This decrease was primarily due to a decline in total pages produced in our magazine portfolio and paper prices, partially offset by an increase in postage rates. In January 2001, the Governors of the U.S. Postal Service approved a 9.9% increase in postage rates for calendar year 2001. In addition, a 2.6% increase in postage rates was effective July 2001. Excluding the Unrestricted Subsidiaries cost of production as a percentage of revenue increased from 29.3% to 38.4% for the three months ended September 30, 2000 and 2001, respectively. This increase is primarily attributable to the overall revenue decline.

Selling, general and administrative expenses

     Selling, general and administrative expenses excluding restructuring charges for the three months ended September 30, 2001 were $53.0 million compared to $58.4 million for the three months ended September 30, 2000.

     Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $20.0 million and $9.9 million for the three months ended September 30, 2001 and 2000, respectively. The increase relates to our newly launched publications and Internet ventures which were in early development stages during the prior period.

     Excluding Unrestricted Subsidiaries, selling, general and administrative expenses decreased $15.7 million, or 32.3% from $48.6 million to $32.9 million. This decrease was primarily related to cost reductions realized in circulation acquisition, editorial, marketing and sales as well as bad debt expense. Excluding Unrestricted Subsidiaries, selling, general and administrative expenses as a percentage of revenue increased from 49.1% for three months ended September 30, 2000 to 55.0% for the three months ended September 30, 2001, primarily related to the revenue decline described above.

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

     As of September 30, 2001, we have incurred a pre-tax charge of $25.5 million for this restructuring program. The charge includes non-cash asset impairment costs of $11.5 million, employee termination costs of $7.0 million and costs to exit activities of $7.0 million. The costs primarily relate to the closure of Family PC magazine and its related website, the restructuring of our sales, marketing and editorial functions across all platforms, the closure of Zcast.tv, a website, and the consolidation of the Company's facilities. Due to the timing of determinations made in regard to the plans, $1.1 million of the charge was recorded during the quarter ended June 30, 2001 and the remainder was recorded during the quarter ending September 30, 2001. As of September 30, 2001, we have approximately $7.7 million left of restructuring accrual on the balance sheet in accrued expenses and other liabilities. Remaining cash expenditures relating to workforce reductions and facilities consolidation will be substantially paid over the next twelve months.

     Implementation of our restructuring program continued into our third quarter when we discontinued the publication of Expedia Travels and Smart Partner and folded Interactive Week into eWeek. These further actions and associated cost estimates are being finalized, however, we expect to incur a pre-tax restructuring charge of at least $150.0 million, the majority of which will be non-cash in nature related to the write-off of intangible assets.

Depreciation and amortization expense

     Depreciation and amortization expenses were $21.7 million and $16.8 million for the quarters ended September 30, 2001 and 2000, respectively. The increase is principally attributable to higher depreciation expense related to additional capital spending in the latter portion of the prior fiscal year and intangible assets amortization resulting from the Acquisition.

Interest expense, net

     Interest expense was $14.4 million for the three months ended September 30, 2001 compared to $14.8 for the three months ended September 30, 2000. Our weighted average debt outstanding was approximately $433.7 million and $542.0 million, and our weighted average interest rate was 10.48% and 11.04% for the three months ended September 30, 2001 and 2000, respectively. Interest expense in the prior year excludes $0.4 million, which was allocated to the asset held for sale related to the international operations and capitalized as part of such balance.

Equity in income  from joint ventures

     Our equity in income (loss) from joint ventures decreased $0.6 million from an income of $0.6 million in the three months ended September 30, 2000 to break even in the three months ended September 30, 2001, primarily due to a decrease in income from Mac Publishing LLC. In October 2001, we sold our 50% interest in Mac Publishing LLC (See Note 9 of the Consolidated Financial Statements).

Income taxes

     The income tax provision of $0.3 million for the three months ended September 30, 2001 and the income tax benefit of $1.6 million in the three months ended September 30, 2000 represent effective rates of negative 0.4% and 8.9%, respectively. The negative effective rate for the three months ended September 30, 2001 results from certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net loss

     As a result of the factors described above, we have incurred a net loss of $70.5 million for the three months ended September 30, 2001, an adverse change of $54.1 million compared to net loss of $16.4 million for the three months ended September 30, 2000.

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

     EBITDA for the three months ended September 30, 2001 and 2000 was as follows:

                                                                                     Three months ended
                                                                                       September 30,
                                                                            -------------------------------------
                                                                                 2001                 2000
                                                                            ----------------    -----------------
Established Businesses Segment (Restricted Subsidiaries)                    $          3.9      $         21.9
Developing Businesses Segment (Unrestricted Subsidiaries)                            (15.9)               (8.3)
                                                                            --------------      --------------
Total Company                                                               $        (12.0)     $         13.6
                                                                            ==============      ==============

Comparison of the six months ended September 30, 2001 and September 30, 2000.

Revenue, net

     Revenue was $150.7 million for the six months ended September 30, 2001, compared to $227.4 million in the comparable prior period, a decrease of $76.7 million, or 33.7%.

     Revenue from the Unrestricted Subsidiaries was $11.9 million for the six months ended September 30, 2001 compared to $2.9 million in the comparable prior period. The increase primarily relates to advertising revenue from new publications, The Net Economy, Expedia Travels and CIO Insight and increased revenue for services provided by eTESTING LABS.

     Excluding the Unrestricted Subsidiaries, revenue was $138.8 million compared to $224.5 million in the comparable prior year period, a decrease of $85.7 million or 38.2%. This decrease primarily relates to advertising revenue, which decreased by $72.0 million, or 42.4%, to $97.7 million. This decrease in advertising revenue was due to a 47.4% decline in advertising pages, partially offset by 7.5% increase in average revenue per page. Circulation revenue decreased $11.9 million, or 28.8% to $29.5 million, related to a 31.8% decline in single-copy revenue and a 26.7% decline in subscription revenue as compared to the same prior year period. Excluding the Unrestricted Subsidiaries, advertising, circulation and other revenue accounted for 70.4%, 21.3% and 8.3% of net revenue during the six months ended September 30, 2001, as compared to 75.6%, 18.5% and 5.9% in the comparable prior year period.

Cost of production

     Cost of production was $55.2 million for the six months ended September 30, 2001, compared to $64.6 million for the comparable prior year period.

     Cost of production related to the Unrestricted Subsidiaries was $4.3 million compared to $0.1 million in the prior year period. The cost increase was related to the new publications, The Net Economy, Expedia Travels, CIO Insight and Internet ventures which were in early development stages during the prior period and thus had no cost of productions.

     Excluding the Unrestricted Subsidiaries, cost of production decreased $13.6 million, or 21.1% from $64.5 million to $50.9 million in the quarter ended September 30, 2001. This decrease was primarily due to a decline in total pages produced in our magazine portfolio and paper prices, partially offset by an increase in postage rates. In January 2001, the Governors of the U.S. Postal Service approved a 9.9% increase in postage rates for calendar year 2001. In addition, a 2.6% increase in postage rates was effective July 2001. Excluding the Unrestricted Subsidiaries cost of production as a percentage of revenue increased from 28.7% to 36.7% for the six months ended September 30, 2000 and 2001, respectively. This increase is primarily attributable to the overall revenue decline.

Selling, general and administrative expenses

     Selling, general and administrative expenses excluding restructuring charges for the six months ended September 30, 2001 were $121.2 million compared to $121.2 million for the six months ended September 30, 2000.

     Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $40.9 million and $14.3 million for the six months ended September 30, 2001 and 2000, respectively. The increase relates to our newly launched publications and Internet ventures which were in early development stages during the prior period.

     Excluding Unrestricted Subsidiaries, selling, general and administrative expenses decreased $26.6 million, or 24.9% from $106.9 million to $80.3 million. This decrease was primarily related to cost reductions realized in circulation acquisition, editorial, marketing and sales as well as bad debt expense. Excluding Unrestricted Subsidiaries, selling, general and administrative expenses as a percentage of revenue increased from 47.6% for six months ended September 30, 2000 to 57.8% for the six months ended September 30, 2001, primarily related to the revenue decline described above.

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

     As of September 30, 2001, we have incurred a pre-tax charge of $25.5 million for this restructuring program. The charge includes non-cash asset impairment costs of $11.5 million, employee termination costs of $7.0 million and costs to exit activities of $7.0 million. The costs primarily relate to the closure of Family PC magazine and its related website, the restructuring of our sales, marketing and editorial functions across all platforms, the closure of Zcast.tv, a website, and the consolidation of the Company's facilities. Due to the timing of determinations made in regard to the plans, $1.1 million of the charge was recorded during the quarter ended June 30, 2001 and the remainder was recorded during the quarter ending September 30, 2001. As of September 30, 2001, we have approximately $7.7 million left of restructuring accrual on the balance sheet in accrued expenses and other liabilities. Remaining cash expenditures relating to workforce reductions and facilities consolidation will be substantially paid over the next twelve months.

     Implementation of our restructuring program continued into our third quarter when we discontinued the publication of Expedia Travels and Smart Partner and folded Interactive Week into eWeek. These further actions and associated cost estimates are being finalized, however, we expect to incur a pre-tax restructuring charge of at least $150.0 million, the majority of which will be non-cash in nature related to the write-off of intangible assets.

Depreciation and amortization expense

     Depreciation and amortization expenses were $43.4 million and $28.7 million for the six months ended September 30, 2001 and 2000, respectively. The increase is principally attributable to higher depreciation expense related to additional capital spending in the second half of the prior fiscal year and intangible assets amortization resulting from the Acquisition. Unamortized goodwill and other intangible assets totaled $604.1 million as of September 30, 2001. The Company is evaluating SFAS 142 to determine the impact on the consolidated financial statements.

Interest expense, net

     Interest expense was $24.5 million for the six months ended September 30, 2001 compared to $27.4 for the six months ended September 30, 2000. Our weighted average debt outstanding was approximately $446.3 million and $536.2 million, and our weighted average interest rate was 10.38% and 11.06% for the six months ended September 30, 2001 and 2000, respectively. Interest expense in the prior year excludes $1.3 million, which was allocated to the asset held for sale related to the international operations and capitalized as part of such balance.

Equity in income (loss) from joint ventures

     Our equity in income (loss) from joint ventures decreased $1.4 million from an income of $1.2 million in the six months ended September 30, 2000 to a loss of $0.2 million in the six months ended September 30, 2001, primarily due to a decrease in income from Mac Publishing LLC. In October 2001, we sold our 50% interest in Mac Publishing LLC (See Note 9 of the Consolidated Financial Statements).

Income taxes

     The income tax provision of $0.5 million for the six months ended September 30, 2001 and the income tax provision of $0.3 million in the six months ended September 30, 2000 represent effective rates of negative 0.4% and 2.5%, respectively. The negative effective rate for the six months ended September 30, 2001 results from certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net loss

     As a result of the factors described above, we incurred a net loss of $119.8 million for the six months ended September 30, 2001, an adverse change of $106.2 million compared to net loss of $13.6 million for the six months ended September 30, 2000.

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

     EBITDA for the six months ended September 30, 2001 and 2000 was as follows:

                                                                                      Six months ended
                                                                                       September 30,
                                                                            -------------------------------------
                                                                                 2001                 2000
                                                                            ----------------    -----------------

Established Businesses Segment (Restricted Subsidiaries)                    $          7.4      $         54.3
Developing Businesses Segment (Unrestricted Subsidiaries)                            (33.3)              (11.4)
                                                                            --------------      --------------
Total Company                                                               $        (25.9)     $         42.9
                                                                            ==============      ==============

Liquidity and Capital Resources

     Total cash at September 30, 2001 was $17.5 million, of which $1.1 million is earmarked for the Unrestricted Subsidiaries.

     Under our senior credit facility, we have Restricted and Unrestricted Subsidiaries. As described above, the Unrestricted Subsidiaries are LaunchCo and InternetCo. The Restricted Subsidiaries represent our remaining subsidiaries and are generally comprised of businesses that were acquired from ZDI. The senior credit facility and indenture governing the $250.0 million 12% senior subordinated notes due 2010 place restrictions on funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries. The Unrestricted Subsidiaries have historically been funded by equity contributions and loans from the Restricted Subsidiaries.

     We currently rely primarily upon cash flow from operating activities, borrowings under our revolving credit facility and additional investments to finance our operations. Details of changes in cash and cash equivalents during the six months ended September 30, 2001 and 2000 are discussed below.

     Operating Activities. Cash used by operating activities was $56.5 million for the six months ended September 30, 2001, compared to $34.7 million provided by operating activities for the six months ended September 30, 2000, a decrease of $91.2 million. The decrease was primarily attributable to an increase in net loss and working capital changes.

     Investing Activities. Cash used by investing activities was $10.8 million for the six months ended September 30, 2001. Capital expenditures of $18.9 million ($4.9 associated with the Restricted Subsidiaries) were partially offset by $8.0 million associated with the acceleration of international sale proceeds and $0.1 million of distributions from our MacWorld joint venture. Cash used by investing activities was $776.2 million in the six months ended September 30, 2000 and reflects cash used primarily for our purchase of ZDP at a total cost of approximately $798.3 million and $7.0 million in capital expenditures ($5.5 million associated with the Restricted Subsidiaries), partially offset by proceeds from sale of our international operations of $26.8 million and distributions of $2.6 million from our Macworld joint venture. We anticipate making additional capital investments in connection with the continued development of the businesses of the Unrestricted Subsidiaries, however, the amount and timing of such investments has not yet been determined and will vary depending upon the implementation of the related business plan.

     Financing Activities. Cash provided by financing activities was $59.9 million for the six months ended September 30, 2001. Cash was provided by capital contributions of $89.0 million, of which $35.0 million was used to prepay principal outstanding under senior credit facilities, $15.0 million was used for working capital purposes and $39.0 million was earmarked to fund the Unrestricted Subsidiaries. Additionally, we received an advance of $10.0 million from our revolving credit facility. These proceeds were partially offset by a $35.0 million prepayment and a $3.4 million scheduled principal payment under our senior credit facilities. Cash provided by financing activities was $857.6 million for the six months ended September 30, 2000 related to financing activities associated with the Acquisition. At September 30, 2001, $6.8 million of our bank debt was due within the next 12 months. Borrowings under the revolving credit facility are due December 31, 2006.

     Under the terms of our senior credit facility, the Unrestricted Subsidiaries and the Restricted Subsidiaries are largely to be funded through distinct sources.

     As we continue to develop and launch products or businesses within LaunchCo and InternetCo, we may seek additional funding and the amount and timing of such funding needs will vary depending upon approval and implementation of the related business plans. Under the terms of our amended debt agreements, the Restricted Subsidiaries are generally not able to invest further in the Unrestricted Subsidiaries except that (1) equity specifically contributed to us and earmarked for use by the Unrestricted Subsidiaries and (2) proceeds from specified asset sales may both be used to fund the Unrestricted Subsidiaries.

     In May 2001, a capital contribution of $20.0 million was received and earmarked for funding of the Unrestricted Subsidiaries. In June 2001, $8.0 million was loaned from the Restricted Subsidiaries to the Unrestricted Subsidiaries. An additional $19.0 million from capital contributions received in July and August 2001 were also earmarked for funding the Unrestricted Subsidiaries.

     In July 2001, we entered an agreement to accelerate receipt of deferred payments due in respect of the sale of our international operations. As a result of this agreement, we will receive $10.5 million in settlement of the five $3.0 annual installments due under the original agreement. We received an $8.0 million payment on July 31, 2001 and a $2.5 million payment is due November 30, 2001. This transaction is one of the specified dispositions under our amended credit agreement which allows $5.0 million of the initial payment and $2.5 million of the November 30, 2001 payment to be used to fund the Unrestricted Subsidiaries. At September 30, 2001, $1.1 million of the earmarked contributions remained for use by the Unrestricted Subsidiaries.

     In October 2001, we sold our 50% interest in Mac Publishing LLC, a joint venture with International Data Group (IDG) for approximately $4.1 million. The cash proceeds from this sale qualify as proceeds from specified asset sales. In October 2001, we received a $9.5 million capital contribution earmarked for the Unrestricted Subsidiaries.

     We are currently seeking to raise additional funding for the Unrestricted Subsidiaries to meet anticipated requirements in our fiscal year. However, there can be no assurance that we will be successful in raising the needed funds. Should funding not be available, we would reduce or discontinue these operations as appropriate.

     Our Restricted Subsidiaries have historically been funded by cash provided by operations and the availability of funds under our revolving credit facility. However, due to a substantial decrease in the number of advertising pages published in our publications and the resulting decline in EBITDA, in the first half of 2002, we amended our senior credit facility. This amendment, among other things, amends the compliance covenants and adjusts required ratios for the period through September 30, 2002. In addition, the availability of the existing $50.0 million revolving credit facility was permanently reduced to $30.0 million, of which only $10.0 million is available during the amendment period.

     In consideration for amending the senior credit facility, Willis Stein & Partners contributed $50.0 million of equity to the Company to be used for the Restricted Subsidiaries, of which $35.0 million was used to repay senior indebtedness and $15.0 million was earmarked for working capital purposes. Under the amendment, net proceeds of up to $50.0 million from the sale of certain assets will not have to be used to repay indebtedness. In addition, interest rates under the credit facility were increased, and we paid a fee to our lenders totaling approximately $0.5 million.

     Since the July amendment of our senior credit facility, the U.S. economy has continued to decline and had a further negative impact on our operations. In view of this continuing decline, we began the previously described restructuring program to reduce costs. Under the terms of our senior credit facility, among the ways an event of default can exist is if our total leverage ratio (as defined in the agreement) exceeds the required level for two consecutive months. At September 30, 2001, we exceeded the required ratio and expect to exceed the required ratio for October 2001 as well. Accordingly, we anticipate an event of default will occur under our senior credit facility. Upon an event of default, the lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest, to be immediately due and payable, to require us to use all available cash to repay such borrowings or prevent us from making debt service payments on our 12% senior subordinated notes, including the $15.0 million interest payment due January 15, 2002. Interest rates under the senior credit facility have increased 2.0% as a result of our exceeding the required total leverage ratio at September 30, 2001. Based on our current debt levels, this increase in interest rates will result in $3.6 million of additional interest per annum.

     The continuing decline of the U.S. economy in general and specifically the technology market will likely result in our needing to obtain additional funding for the Restricted Subsidiaries through either additional investments or further amendments to the senior credit facility or some combination thereof. Such funding, if obtained, would likely be used for debt service and working capital purposes. Accordingly, we, along with Willis Stein & Partners would begin discussions with lead arrangers of our senior credit facility to address the anticipated default and the funding issues described above.

     Willis Stein has committed to fund up to $25.0 million subject to certain conditions, including that we (1) are unable to raise money from our other investors or third parties before January 31, 2002 and (2) that we have not suffered a material adverse change. The potential investment would be on terms to be negotiated by us and Willis Stein and subject to receipt of a fairness opinion. If we are not successful in obtaining additional investments or additional borrowings under our senior credit facility, we will be forced to take actions such as delaying or reducing our business strategy or capital expenditures, selling assets or restructuring or refinancing our indebtedness.

     We continuously evaluate potential acquisitions which complement our existing operations and strategy. Depending on various factors including, among others, the cash consideration required in such potential acquisitions, we may determine to finance any such transactions with existing sources of liquidity and may determine to consider such acquisitions as a component of either the Restricted or Unrestricted Subsidiaries. In addition, as our strategy evolves to address the current business environment, we may evaluate potential disposition and closures of businesses.

Cyclicality

     Revenue from advertising accounted for approximately 67.9% and 68.8% of our total revenue for the three and six months ended September 30, 2001, respectively. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results. Further, economic trends could also significantly impact the growth of our revenue and operating results with respect to prior periods.

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

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal years beginning after June 15, 2000. Effective April 1, 2001, we adopted SFAS No. 133.

     SFAS 133 requires that we record all derivatives on the balance sheet at fair value. We entered into an interest rate swap agreement to hedge cash flow exposure related to variable interest rates on its debt. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive loss ("AOCL") until the hedged transactions occur and are recognized in earnings. The ineffective portion, if any, of a hedging derivative's change in fair value will be immediately recognized in earnings. As a result of adopting SFAS 133 and in accordance with the transition provisions, we recorded the fair value of the interest rate swap as an other liability with an offsetting charge to AOCL.

     During the first quarter of fiscal 2002, we recorded the change in fair value of the interest rate swap agreement to AOCL for $1,187. We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to be forecasted transactions. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively.

     In June 2001, the Financial Accounting Standards issued EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products." EITF 00-25 defines statement of operation characterization of consideration from a vendor to an entity that purchases the vendor's products for resale. We intend to adopt this pronouncement for our fiscal year ending March 31, 2003. The impact of this pronouncement on our financial statements is currently being evaluated.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. We plan to adopt SFAS Nos. 141 and 142 effective for its fiscal year ending March 31, 2003. We do not expect the implementation of SFAS No. 141 to have a material impact on its financial position, liquidity or results of operations. We are currently evaluating the impact of SFAS No. 142 on our financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and provides guidance on classification and accounting for such asset when held for sale or abandonment. We intend to adopt this statement for our fiscal year ending March 31, 2003. We are currently evaluating the impact this pronouncement will have on our financial statements.

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

     Interest Rate Risk. Our earnings could be affected by changes in short-term interest rates related to our senior secured credit facilities. Our senior secured credit facilities are based on floating rates with fixed margins above those rates. As part of the obligations under the senior secured credit facility, we were required to enter into hedging arrangements with respect to those loans by October 5, 2000, to reduce risk. On September 27, 2000, we entered into an interest rate swap agreement with a notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. At September 30, 2001, we have $430.8 million of total debt of which $275.0 million bears a fixed rate of interest either contractually or through the use of hedge agreements. A 1.0% change in interest rates would impact interest expense related to the $155.8 million remaining variable rate date by approximately $1.6 million.

     We utilize an interest rate swap to reduce the impact on interest expense of fluctuating interest rates on our variable rate debt. Under our interest rate swap agreement, we agreed with the counter parties to exchange, at quarterly intervals, the difference between our fixed pay rate and the counter parties' variable pay rate on three month LIBOR.

     The fair value of the interest rate swap was estimated by obtaining a quote from a broker, which represented the amount that we would pay if the agreement were terminated at the balance sheet date. While it is not our intention to terminate the interest rate swap, the fair value indicated that the termination of the interest rate swap agreement would have resulted in a loss of $1.9 million.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Ziff Davis Media Inc. is subject to various claims and legal proceedings arising in the normal course of business. However, we are not presently involved in any legal proceedings that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operations or liquidity.

     We are a defendant, along with numerous other magazine publishing companies, in In Re Magazine Antitrust Litigation, pending in Federal District Court for the Southern District of New York. The case, which is a consolidation of approximately 25 separate class action price fixing lawsuits that were commenced beginning on July 19, 2000, alleges a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The plaintiff's motion for partial summary judgment on the issue of liability is pending and the parties have reached an agreement in principle to settle this case. Management expects, based upon consultation with counsel, that the outcome of this lawsuit will not have a material adverse effect on our financial position.

     On February 27, 2001, International Data Group ("IDG") initiated a lawsuit alleging trademark infringement arising out of the launch of our new magazine, CIO Insight. The case, International Data Group v. Ziff Davis Media, is pending in the Federal District Court in Delaware. IDG's motion for a preliminary injunction was denied on May 24, 2001 and the parties have reached an agreement in principle to settle this case. We do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position.

     We have recently been served with two lawsuits arising out of the termination of the employment of two former executives. One suit initiated in New York State Supreme Court in New York County by our former CEO alleges 19 causes of action arising out of the termination of employment, including breach of contract, intentional misrepresentation, age discrimination and defamation. The second suit initiated in New York State Supreme Court in Nassau County by a former publisher alleges breach of contract, fraudulent inducement, and various other claims arising out of the termination of employment. Management expects, based upon consultation with counsel, that the outcome of these lawsuits will not have a material adverse effect on our financial position.

ITEM 5.  Other Information

     James D. Dunning Jr. has been replaced as Chairman, President and Chief Executive Officer, effective August 13, 2001. Avy Stein served as interim Chairman and CEO until October 1, 2001. Mr. Stein is a member of Ziff Davis Media's board of directors and a founding partner of Willis Stein & Partners, which acquired Ziff Davis Publishing from Ziff-Davis Inc. in April 2000.

     Robert F. Callahan has been appointed to the position of Chairman, President and Chief Executive Officer, effective October 1, 2001. Mr. Callahan was mostly recently president of ABC Broadcast Group and has more than 20 years experience in the media business.

     Bart W. Catalane has been appointed to the position of Chief Operating Officer and Chief Financial Officer of Ziff Davis Media Inc., effective November 26, 2001. Mr. Catalane brings to Ziff Davis Media 21 years of work experience in various operations and finance functions with top-tier companies including TMP Worldwide Inc., ABC's Broadcasting Division, a unit of the Walt Disney Company and with Capital Cities/ABC.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Fourth Amendment to Credit Agreement, dated July 13, 2001, between Ziff Davis Media and the Lenders named therein. (1)

     10.2 Stock Purchase Agreement dated May 2, 2001 by and among Ziff Davis Holdings, Inc. and the purchasers listed therein.

     10.3 Stock Purchase Agreement dated July 13, 2001 by and among Ziff Davis Holdings, Inc. and the purchasers listed therein.

     10.4 Stock Purchase Agreement dated August 30, 2001 by and among Ziff Davis Holdings, Inc. and the purchasers listed therein.

     (1) Certain terms have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

          No reports on form 8-K have been filed this quarter

Items 2, 3, and 4 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ZIFF DAVIS MEDIA INC.

                                           By: /s/ ROBERT F. CALLAHAN
                                              -----------------------
                                               Robert F. Callahan
                                               CHAIRMAN, PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER

                                           By: /s/ DAVID F. MULLEN
                                              -----------------------
                                               David F. Mullen
                                               VICE PRESIDENT, CONTROLLER
                                               (as Principal Accounting Officer)

                                           Date: November 14, 2001