Form 10-K/A
period 2001-03-31
ZIFF DAVIS MEDIA INC
filed 2002-03-20
CIK 1123652

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------
                                   FORM 10-K/A
                                (Amendment No. 1)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the Transaction Period From _________ to ________

                        Commission File Number 333-48014

                              ZIFF DAVIS MEDIA INC.
             (Exact Name of Registrant as Specified in Its Charter)

                        DELAWARE                                                         36-4336460
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

                              28 East 28th Street,
                            New York, New York 10016
              (Address of principal executive offices and zip code)

        Registrants telephone number, including area code: (212) 503-3500

          Shares registered pursuant to Section 12(b) of the Act: None

          Shares registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of July 13, 2001, 1,000 shares of common stock, par value, $0.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              ZIFF DAVIS MEDIA INC.

          Index to Form 10-K/A for the Fiscal Year ended March 31, 2001

                                                                                                                Page
                                                                                                                ----
PART I
Item  1.      Business......................................................................................       5

PART II
Item  5.      Market for Registrant's Common Equity and Related Stockholder Matters ........................      12
Item  7.      Management's Discussion and Analysis of Financial Condition and Results of Operations ........      12
Item  7A.     Quantitative and Qualitative Disclosures About Market Risk ...................................      12

PART III
Item  11.     Executive Compensation .......................................................................      13
Item  12.     Security Ownership of Certain Beneficial Owners and Management ...............................      15
Item  13.     Certain Relationships and Related Transactions ...............................................      16

PART IV
Item  14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............................      18

SIGNATURES .................................................................................................      19

APPENDIX ...................................................................................................      F-1

                                 IMPORTANT NOTE

     This Amendment No. 1 to Form 10-K/A amends and restates items 1, 5, 7, 7A, 11, 12, 13 and 14 originally included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 as filed with the Securities and Exchange Commission on July 16, 2001.

Forward-Looking Statements and Risk Factors

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

     Statements regarding the company's future financial performance or results of operations, including expected revenue growth, future paper, postage, printing or other expenses, future operating margins, anticipated capital spending, our ability to obtain funding and other future or expected performance are subject to the following risks: the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and decrease operating margins; the inability to identify, develop and achieve success for new products, services and technologies; the inability to attract new customers for the company's publications and services; increased competition, which could lead to decreases in users or negative pressure on the company's pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with suppliers and advertisers; a decrease in the growth of advertising spending in magazines or in general or on our businesses in particular; failure of advertisers to meet their commitments under their contracts to purchase advertising. Risks about our business include the following:

Because we have substantial debt, we may be more vulnerable to general adverse economic and industry conditions.

     As of March 31, 2001 we had total indebtedness of approximately $459.2 million (excluding unused commitments under the revolving portion of our senior credit facilities) and total stockholder's equity of $278.6 million.

     Our substantial indebtedness could have the following important consequences:

     . require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund our operations;

     . increase our vulnerability to general adverse economic and industry conditions;

     . limit our flexibility in planning for, or reacting to, changes in our business and the publishing industry generally;

     . place us at a competitive disadvantage compared to our competitors that have less debt; and

     . limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; if we fail to comply with those covenants we could trigger an event of default under the agreements governing our indebtedness that, if not cured or waived, could have a material adverse effect on us.

Our projected sources of cash may be insufficient to meet our obligations under our debt.

     We expect to pay our expenses and principal and interest on our debt with cash flow from operations and future borrowings under the revolving portion of our senior credit facilities. Our ability to make payments on and to refinance our indebtedness and to fund our business strategy, working capital and capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient earnings or cash flow from operations. Future borrowings may not be available to us and our subsidiaries under the revolving portion of our senior credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we cannot service our indebtedness we will be forced to take actions such as delaying or reducing the implementation of our business strategy or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital or bankruptcy protection. We cannot assure you that any of these remedies can be effected on commercially reasonable terms or at all.

Noncompliance with our debt facilities could accelerate our obligations.

     A breach of any of the restrictive covenants under the credit agreement relating to our senior credit facilities or our inability to comply with the required financial ratios could result in a default under our senior credit facilities. In the event of any such default, the lenders under our senior credit facilities may elect to declare all outstanding borrowings, together with accrued and unpaid interest and other fees, to be immediately due and payable, to require us to use all of our available cash to repay such borrowings or to prevent us from making debt service payments on our notes, which would result in an event of default under our notes. Our senior lenders also have the right in such circumstances to terminate any commitments they have to provide further financing, including under the revolving portion of our senior credit facilities.

If we are not successful in evolving publications to a rapidly changing market, we may not be able to compete effectively.

     As a result of the rapidly changing market in which we compete, we are in the process of evolving some of our publications in order to maintain a leading position in the marketplace. Although every effort is and will continue to be made to ensure such evolution is successful, we cannot guarantee that we will continue to retain current levels of circulation and advertising revenue.

We may not be able to protect our owned intellectual property.

     We rely on copyright and trademark rights to protect our publishing products. Effective trademark and copyright protection may be unavailable or limited, or we may not have applied for such protection in the United States or abroad. In addition, we have been, and may in the future be, notified of claims that our publishing products may infringe trademarks, copyrights and/or other intellectual property rights of others. Such claims, including any related litigation, could result in significant expense to us and adversely affect our cash flow, whether or not such litigation is resolved in our favor.

Our business might suffer if we fail to retain our senior management or to recruit and retain key personnel.

     We believe that our success depends on our ability to retain our senior management team. Our business is managed by a small group of key executive officers. The loss of services of one or more of these senior executives could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies.

     In addition, our success depends on our continued ability to recruit and retain highly skilled, knowledgeable and sophisticated editorial, sales and technical personnel. Competition for highly skilled personnel is intense. Accordingly, we cannot assure you of our ongoing ability to attract and retain such qualified employees.

Because we depend on advertising as a principal source of revenue, we may be harmed by reduced advertising.

     We expect that advertising revenue will continue to be the principal source of our revenue in the foreseeable future. Most of our advertising contracts are either short-term contracts and/or can be terminated by the advertiser at any time with little notice. We cannot assure you that we will be able to retain current advertisers or obtain new advertising contracts. Advertising revenue for the magazine industry is cyclical and dependent upon general economic conditions. If the general economic downturn continues in the future, our advertisers may continue to reduce their advertising budgets. In addition, factors such as pricing pressures, delays and new product launches may affect technology product advertisers. We cannot assure you that advertisers will maintain current levels of advertising in special-interest magazines and events instead of advertising in more general-interest media.

We face significant competition for advertising and circulation.

     We face significant competition with respect to our print publications from a number of technology publishers, some of which may have greater financial and other resources than we have, which may enhance their ability to compete in the technology publishing market. We principally compete for advertising and circulation revenue with publishers of other technology publications. We also face broad competition from media companies that produce general-interest magazines and newspapers. Competition for advertising revenue is primarily based on advertising rates, the nature and scope of readership, reader response to advertisers' products and services and the effectiveness of sales teams. Overall competitive factors in publishing include product positioning, editorial quality, circulation, price and customer service.

Our principal vendors are consolidating and this may adversely affect our business and operations.

     Our principal vendors include paper suppliers, printers, subscription fulfillment houses and national newsstand distributors. Each of these industries is currently experiencing consolidation among its principal participants. Such consolidation may result in all or any of the following which could adversely affect our results of operations:

     .    decreased competition, which may lead to increased prices;
     .    interruptions and delays in services provided by such vendors; and
     .    greater dependence on certain vendors.

We may be adversely affected by fluctuations in paper and postage costs.

     Our principal raw material is paper. Paper prices have fluctuated over the past several years. We generally enter into contracts for the purchase of paper which adjust the price on a quarterly basis. We have not entered, and do not currently plan to enter, into long-term forward price or option contracts for paper. Accordingly, significant increases in paper prices could adversely affect our future results of operations.

     Postage for magazine distribution is also one of our significant expenses. We primarily use the U.S. Postal Service to distribute magazine subscriptions. We may not be able to recover, in whole or in part, paper or postage cost increases. Accordingly, significant cost increases could have a material adverse effect on our cash flow.

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

Established Businesses

     We are one of the largest technology magazine publishers in the United States as measured by revenue. In 2000, we had an estimated 25% share of the technology magazine industry based on advertising revenue. Our 11 established U.S. titles, excluding our MacWorld joint venture, have a combined circulation of approximately 5.9 million and estimated domestic readership of approximately 21 million individuals. Our magazines are well known, leading publications that offer readers comprehensive market and product coverage as well as access to lab-based testing and award-winning editorial content. Our titles include PC Magazine and eWeek (formerly PC Week), which were the number two and number four ranked technology magazines, respectively, in the United States in 2000 as measured by advertising revenue. PC Magazine was the 17/th/ largest domestic magazine in 2000 as measured by advertising revenue, placing it among the leading domestic business and entertainment magazines such as Business Week's North America edition, Forbes, Fortune and People. In addition, Yahoo! Internet Life and Interactive Week, were named two of the top 20 magazine launches of the 1990s by Folio magazine and are the leading publications in their respective market places. We are also the leading publisher of electronic games magazines, with the largest market share, an estimated 40.1%, based on advertising revenue in 2000.

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

Established Businesses Segment

                                                                             Year 2001
                                                    First      Primary         Target
Magazine Title (1)                                  Issue      Audience     Circulation
------------------------------------------------------------------------------------------
Business Publications
PC Magazine.......................................   1981      Business       1,225,000
Ziff Davis SMART BUSINESS.........................   1988      Business         800,000
eWeek.............................................   1983      Business         400,000
Interactive Week..................................   1994      Business         300,000
Smart Partner.....................................   1998      Business          85,000

Consumer Publications
Yahoo! Internet Life..............................   1995      Consumer       1,100,000
Family Internet Life (formerly FamilyPC)..........   1994      Consumer         700,000

Games Publications
Electronic Gaming Monthly.........................   1988      Consumer         500,000
Official U.S. PlayStation Magazine................   1997      Consumer         375,000
Computer Gaming World.............................   1981      Consumer         340,000
Expert Gamer......................................   1988      Consumer         200,000

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

     Smart Partner. Smart Partner is the leading "how to" magazine for IT consultants, integrators, outsourcing and solution providers. Smart Partner's readers determine what and how customers select, design and deploy technology to bolster operating results and solve business problems. Smart Partner identifies the most lucrative opportunities and technologies in the consulting, integration, outsourcing and software-development markets and shows IT consultants how to build profitable alliances with customers, hardware providers, software providers and service providers. Effective with the July 23, 2001 issue, Smart Partner will be published 18 times a year with controlled-circulation of 120,100.

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

LaunchCo

     . New Publications - Expedia Travels, The Net Economy and CIO Insight. In 2000, we launched two new publications - Expedia Travels, a paid consumer magazine with a rate base of 300,000 targeted at travel enthusiasts, and The Net Economy, a 75,000 controlled-circulation business-to-business publication targeted at network operators and service providers of all types. In May 2001, we launched CIO Insight, a 50,000 controlled-circulation publication targeting senior-level IT executives with strategic and business information.

                                                              Primary
         Magazine Title               First Issue             Audience           Rate Base
         ------------------------------------------------------------------------------------
         Expedia Travels              October 2000            Consumer            300,000
         The Net Economy              October 2000            Business             75,000
         CIO Insight                  May 2001                Business             50,000

     . eTESTING LABS - eTESTING LABS develops the benchmark tests for our publications and is also an independent for-hire testing service independent of our editorial testing groups. eTESTING LABS develops benchmarking and testing software, which we believe has become the de facto industry standard. Benchmarking is a competitive analysis tool that allows the user to compare competing products. eTESTING LABS' results provide the basis for some of the editorial content of PC Magazine, eWeek and Smart Partner and are instrumental in helping readers with their technology purchasing decisions. We believe that our labs give us a competitive advantage with respect to our editorial content and in acquiring and retaining readers.

InternetCo

     . On January 19, 2001, we amended a content license agreement with ZDNet (and its new parent, CNET Networks) which provides that beginning on March 1, 2001, ZDNet's content license becomes non-exclusive and on March 1, 2002, all of ZDNet's license rights to content from our magazines terminate. During the time that the license is non-exclusive, we have the right to use and display the editorial content of our publications through any media, including the Internet. In a sequence from April 1, 2001 through November 1, 2001, ZDNet's right and obligation to maintain websites for our publications will terminate and we will obtain the right to host these websites. Accordingly, InternetCo plans to launch a series of URLs related to our publications throughout 2001.

     . On June 1, 2001, InternetCo launched ExtremeTech.com, a web site that targets "hardcore technologists" - the IT professionals and computer enthusiasts who are truly passionate about technology. The site focuses on the technologies that power products, providing this early adopter audience with technical detail that goes well beyond traditional tech coverage.

     .    On July 2, 2001, InternetCo launched PC Magazine Online
          (www.pcmag.com) targeting IT professionals with comprehensive product reviews, performance tests and evaluations.

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

     Our paid-circulation publications are distributed to paid subscribers and are available for sale at newsstands and other retail outlets. Our controlled-circulation publications are distributed free of charge to individuals who meet demographic standards we established in an effort to make the publication attractive to advertisers. We have an agreement with Warner Publishing Services to manage our newsstand and retail distribution. Warner Publishing Services in turn has agreements with magazine wholesalers to arrange for national and regional placements of our publications and manage billing and collection of amounts due from the magazine wholesalers. Our paid subscribers receive their publications through the U.S. postal service. We have an agreement with EDS to manage our subscription billing, collection and processing, which includes providing mailing labels for each of the publications. The qualified subscribers of our controlled-circulation publications also receive such publications via the U.S. postal service. We have an agreement with Omeda to manage our list and mailing labels for these publications.

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

Exchange of Notes.

     On October 16, 2000, the Company filed with the SEC a Registration Statement on Form S-4 (file no. 333-48014) with respect to its exchange offer for up to $250 million of 12% Senior Subordinated Notes due 2010 in exchange for 12% Series B Senior Subordinated Notes due 2010. The Registration Statement was declared effective by the SEC on January 26, 2001 and the exchange offer was completed on February 26, 2001. All of the 12% Senior Subordinated Notes were exchanged in the exchange offer. The Company did not receive any proceeds from the exchange offer. The net proceeds from the original $250 million note offering, after deducting estimated fees and expenses, were approximately $241.5 million. The company used the net proceeds to repay indebtedness incurred to finance the acquisition of the Company by an investor group led by Willis Stein, including $175 million in principal amount of senior subordinated notes, $16.8 million outstanding under its senior tranche A term facility, $42.9 million outstanding under its senior tranche B term facility and $6.9 million of accrued interest related to its senior and subordinated debt. The Company incurred an estimated $350,000 in fees and expenses in connection with the exchange offer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For information required under Item 7, see the Appendix to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item appears in Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "Inflation and Fluctuations in Paper Prices and Postage Costs" and "Interest Rate Risk".

                                    PART III

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

                                                                        Annual Compensation
                                                                     ---------------------------
                                                           Fiscal                                   All Other
Name and Principal Position                                 Year     Salary ($)     Bonus ($)    Compensation/(1)/
-----------------------------------------------------------------------------------------------------------------
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

/(1)/Vehicle Allowance

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

     All of the above referenced executive agreements provide for severance payments to the respective executive upon termination of such executive's employment by the Company without Cause (as such term is defined in the executive agreement). The severance provisions provide that the executive will receive his or her annual base salary until the one-year anniversary of the termination of such executive's employment.

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

                                                                          Beneficial Ownership/(1)/
                                                             ------------------------------------------------------
                                                                           Percent of
                                                               Shares of   Outstanding                 Percent of
                                                               Series A     Series A     Shares of    Outstanding
                                                               Preferred   Preferred      Common        Common
                                                                Stock       Stock         Stock         Stock
                                                             ------------------------------------------------------
Willis Stein Entities/(2)/...............................        310,083.0       86.72%   66,049,302       86.85%
DLJ Entities/(3)/ .......................................         47,500.0       13.28    10,000,000       13.15
James D. Dunning, Jr. ...................................          8,455.0        2.36     4,146,000        5.45
Alan J. Perlman .........................................            285.0        0.08       552,917        0.73
Scott Crystal ...........................................               --         --        117,511        0.16
Peter Longo .............................................               --         --        148,664        0.20
Thomas McGrade ..........................................            142.5        0.04       522,917        0.69
Wenda Harris Millard ....................................            475.0        0.13       346,458        0.46
John R. Willis/(2)/ .....................................        310,083.0       86.72    66,049,302       86.85
Avy H. Stein/(2)/ .......................................        310,083.0       86.72    66,049,302       86.85
Daniel H. Blumenthal/(2)/ ...............................        310,083.0       86.72    66,049,302       86.85
Milton J. "Chip" Block ..................................               --          --            --          --
David M. Wittels/(3)/ ...................................               --          --            --          --
All directors and executive officers as a group
   (11 persons) .........................................        310,083.0       86.72%   66,049,302       86.85%

______________

/(1)/ "Beneficial ownership" generally means voting or investment power with respect to a security or the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

/(2)/ Includes 233,750 shares of Series A Preferred Stock (65.37%) and
      45,000,000 shares of Common Stock (59.17%) held by Willis Stein & Partners II, L.P., Willis Stein & Partners III, L.P., Willis Stein & Partners Dutch, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Willis Stein & Partners III-C, L.P. (collectively, the "Willis Stein Entities"). Also includes 76,333 shares of Series A Preferred Stock and 21,049,302 shares of Common Stock held by the stockholders executing the Investor Rights Agreement (other than the DLJ Entities). Such stockholders have agreed pursuant to the terms of the Investor Rights Agreement to vote their shares as directed by the Willis Stein Entities in certain matters as described more fully in Item 13 hereof and in the Investor Rights Agreement attached hereto as an Exhibit. As a result of the foregoing, the Willis Stein Entities may be deemed to have beneficial ownership with respect to the shares held by the stockholders executing the Investor Rights Agreement (other than the DLJ Entities). The Willis Stein Entities disclaim beneficial ownership of such shares held by such stockholders. Messrs. John R. Willis, Avy H. Stein and Daniel H. Blumenthal are Managing Directors of each of the ultimate general partners of the Willis Stein Entities, and, as a result, may be deemed to have beneficial ownership with respect to the shares held by and deemed to be beneficially owned by the Willis Stein Entities. Each disclaims beneficial ownership of such shares held by and deemed to be beneficially owned by such funds. The address for Willis Stein and Messrs. Willis, Stein and Blumenthal is 227 West Monroe Street, Suite 4300, Chicago, Illinois 60606.

/(3)/ Includes shares held by DLJ Diversified Partners, L.P., DLJ Diversified
      Partners-A, L.P., DLJ EAB Partners, L.P., DLJ ESC II L.P., DLJ First Esc L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Offshore Partners II, C.V. and DLJMB Funding II, Inc., which are private equity investment funds affiliated with DLJ Merchant Banking, Inc. Mr. Wittels is a Principal of DLJ Merchant Banking, Inc. Mr. Wittels disclaims beneficial ownership of the shares held by the investment funds associated with DLJ Merchant Banking, Inc. The address for DLJ Merchant Banking, Inc. and Mr. Wittels is 277 Park Avenue, New York, New York 10172.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investor Rights Agreement

     The investor rights agreement, dated as of April 5, 2000 is attached hereto as an exhibit. The parties to the investor rights agreement are as follows: (i) our Parent, (ii) the Willis Stein Entities, (iii) each of the investors listed on the Schedule of Coinvestors attached to the investor rights agreement, (iv) any executive employee of our Parent who, at any time, acquires securities of our Parent and executes a counterpart of the investor rights agreement or agrees to be bound by the investor rights agreement, and (v) each other stockholder listed on the Schedule of New Stockholders attached to the investor rights agreement (as such schedule is amended from time to time), who, at any time, acquires securities of our Parent and who executes a counterpart of the investor rights agreement or otherwise agrees to be bound by the investor rights agreement. All of our Parent's outstanding capital stock is subject to the terms of the investor rights agreement. The investor rights agreement provides that our Parent's board of directors will be established at seven directors or such other number designated by Willis Stein. The agreement provides that the board will consist of:

     .  our Parent's chief executive officer, who will initially be Mr. Dunning;

     .  one person designated by DLJ Merchant Banking Partners II, L.P.;

     . four persons designated by Willis Stein, who initially included Avy H. Stein, Daniel H. Blumenthal, and Milton J. "Chip" Block and subsequently John R. Willis; and

     .  one additional person to be identified by Willis Stein.

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

3.2      By-laws for Ziff Davis Media Inc.*

4.1 Indenture between Ziff Davis Media Inc., Ziff Davis Publishing Holdings Inc., Ziff Davis Internet Inc., Ziff Davis Development Inc., Ziff Davis Publishing Inc., eTESTING LABS, Inc. and Bankers Trust Company dated July 1, 2000.*

4.2 Registration Rights Agreement by and among Ziff Davis Media Inc., Ziff Davis Publishing Holdings Inc., Ziff Davis Internet Inc., Ziff Davis Development Inc., Ziff Davis Publishing Inc., eTESTING LABS, Inc., Deutsche Bank Securities Inc. and CIBC World Markets Corp. dated July 21, 2000.*

9.1 Investor Rights Agreement by and among Ziff Davis Holdings Inc., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch II, L.P., Willis Stein & Partners III, L.P. (and other partnerships sharing a common general partner therewith), the investors listed on the Schedule of Co-Investors, certain executive employees of Ziff Davis Holdings Inc., and certain other stockholders listed on the Schedule of New Stockholders, dated April 5, 2000.**

10.1 Credit Agreement between Ziff Davis Media Inc., CIBC World Markets Corp., Bankers Trust Company, Fleet National Bank, Canadian Imperial Bank of Commerce and other credit parties dated April 5, 2000, as amended.*

10.2     License Agreement, dated April 5, 2000 with ZD Inc.*

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

10.7 Executive Agreements by and between Ziff Davis Holdings Inc. and Mr. Thomas McGrade, dated as of April 5, 2000.*+

10.8 Executive Agreement by and between Ziff Davis Holdings Inc. and Mr. Alan Perlman, dated April 5, 2000.*+

10.9 Executive Agreements by and between Ziff Davis Holdings Inc. and Ms. Millard, dated December 6, 2000.*+

10.10     Amendment to License Agreement, dated January 19, 2001 with ZDNet,
          Inc.*

12.1     Statements re computation of ratio of earnings to fixed charges.*

21.1     Subsidiaries of the registrant.*
_____________

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

                                               Ziff Davis Media Inc.

                                               By:     /s/ James D. Dunning Jr.
                                                      --------------------------
                                               Name:  James D. Dunning Jr.
                                               Title: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on July 16, 2001.

                   Signatures                                  Title
                   ----------                                  -----
         /s/ James D. Dunning Jr.                 Chairman, Chief Executive Officer, President and
     ------------------------------------         Director (Principal Executive Officer)
     James D. Dunning Jr.

         /s/ Thomas McGrade
     ------------------------------------
     Thomas McGrade                               Director

         /s/ Alan J. Perlman
     ------------------------------------
     Alan J. Perlman                              Director

         /s/ Wenda Harris Millard
     ------------------------------------
     Wenda Harris Millard                         Director

         /s/ John R. Willis
     ------------------------------------
     John R. Willis                               Director

         /s/ Avy H. Stein
     ------------------------------------
     Avy H. Stein                                 Director

         /s/ Daniel H. Blumenthal
     ------------------------------------
     Daniel H. Blumenthal                         Director

         /s/ Milton J. "Chip" Block
     ------------------------------------
     Milton J. "Chip" Block                       Director

         /s/ David Wittels
     ------------------------------------
     David Wittels                                Director

         /s/ David F. Mullen
     ------------------------------------
     David F. Mullen                              Vice President (Principal Accounting Officer and
                                                  Acting Principal Financial Officer)

     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Ziff Davis Media Inc.


                                        By: /s/ Bart W. Catalane
                                            ------------------------------------
                                            Bart W. Catalane
                                            Chief Operating Officer and Chief
                                            Financial Officer

                                        Date: March 20, 2002
                                              ----------------------------------

                              ZIFF DAVIS MEDIA INC.

                                    APPENDIX

                                                                                                    Page
                                                                                                    ----
Management's Discussion and Analysis of Financial Condition and Results of Operations ...........    F-2

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

                                               For the                                                 For the       For the year
                                              fiscal year                                             fiscal year       ended
                                                ended                 For the year ended                ended         December 31,
                                              March 31,               December 31, 1999               March 31,           1999
                                                2001                     (Predecessor)                   2001         (Predecessor)
                                            ------------     ------------------------------------    ------------    --------------
                                                                                                        Actual         Pro Forma
                                                                                                     ------------    --------------
                                                                      International
                                                                      Operations
                                                                        & eTESTING                            As a percent of
                                                Actual         Actual      LABS        Pro Forma              Revenue, net
                                              ----------    ---------- ------------   -----------    ------------------------------
Statement of Operations Data:
Revenue, net ...............................    $  440.5      $  535.7      $  81.5      $  454.2        100.0%          100.0%
Cost of production .........................       139.3         158.0         27.9         130.1         31.6            28.6
Selling, general and administrative
expenses....................................       254.5         281.6         61.4         220.3         57.8            48.5
Depreciation and amortization ..............        66.1          82.5          3.1          79.4         15.0            17.5
Write-down of intangible assets ............          --         778.8          2.8         775.9          n/a             n/a
                                                --------      --------      -------      --------
Loss from operations .......................       (19.4)       (765.2)       (13.7)       (751.5)
Equity in income from joint ventures .......         1.3           1.9           --           1.9          0.3             0.4
Interest expense, net ......................        54.7            --           --            --         12.4             n/a
Income tax (benefit) provision .............         0.6        (180.3)          --        (180.3)         0.1           (39.7)
                                                --------      --------      -------      --------
Net loss ...................................    $  (73.4)     $ (583.0)     $ (13.7)     $ (569.3)
                                                ========      ========      =======      ========

Other Data:

EBITDA, as defined herein ..................    $   48.0      $  103.6      $  (7.8)     $  111.4
EBITDA, as defined - Restricted
Subsidiaries................................        97.5           n/a          n/a           n/a
EBITDA, as defined - Unrestricted
Subsidiaries................................       (49.5)          n/a          n/a           n/a

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

     As a result of this reduced demand, in October 1998 we announced a restructuring program with the intent of significantly reducing our costs base. We incurred a pre-tax charge of $40.0 million in connection with this restructuring program. The charge was reported as a component of income from operations for the fourth quarter of 1998. The charge included asset impairment costs ($34.2 million), employee termination costs ($3.9 million) and costs to exit activities ($1.9 million) principally resulting from the discontinuation of three publications, Windows Pro, Internet Business and Equip, and the reduction of our work force by 184 employees. The following sets forth additional detail concerning the principal components of the charge:

     . Asset impairment costs were a non-cash write-off of intangible assets, primarily subscriber lists, advertising lists and tradenames associated with the discontinued publications.

     . Employee termination costs related to severed personnel at the closed publications as well as a rationalization and resulting workforce reduction of the remainder of our operations. Employee termination costs included payments for severance and earned vacation as well as the costs of outplacement services and the provision of continued benefits to personnel.

     . Costs to exit activities reflect the costs associated with the final closure of discontinued publications including the costs to reduce office space under lease as a result of the reduced level of employees.

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

     At March 31, 2001, we were required to have a ratio of debt to EBITDA of
4.5 to 1.0. If the ratio was in excess of 4.5 to 1.0, either we would need to repay indebtedness under our senior credit facilities or Willis Stein and its co-investors would need to contribute to us a maximum of $50.0 million in additional equity so that we could repay indebtedness under our senior credit facilities in order to reduce our ratio of debt to EBITDA. As of March 31, 2001, we were in compliance with our debt covenants and no additional equity payment was required. As of March 31, 2001, total indebtness was $459.2 million and consisted of $209.2 million of outstanding principal under the senior credit facility and $250.0 million under the 12% senior subordinated notes due 2010. Amounts outstanding under the senior credit facility bear interest, at our option, at a rate per annum equal to either the base rate or the Eurodollar rate (as defined in the Credit Agreement) in each case plus an additional margin. The additional margin adjusts according to a performance pricing grid based on our ratio of total debt to EBITDA (as defined in the Credit Agreement). As of March 31, 2001, borrowings under the senior credit facility bore interest at rates ranging from 7.66% to 10.51%. Based on our total debt to EBITDA ratio at March 31, 2001, $4.8 million of our $50.0 million revolving credit facility was available for additional borrowing.

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

     Our Restricted Subsidiaries have historically been funded by cash provided by operations and the availability of funds under our revolving credit facility. However, due to a substantial decrease in the number of advertising pages published in our publications in the first fiscal quarter of 2002, we expect that we will not be in compliance with certain debt covenants contained in our senior credit facility at the end of the first fiscal quarter of 2002. Accordingly, we have amended our senior credit facility. This amendment, among other things, amends the compliance covenants such that we would expect to be in compliance with such covenants at June 30, 2001 and adjusts required ratios for the period through September 30, 2002 to levels more in line with our performance expectations. In addition, the availability of the existing $50.0 million revolving credit facility was permanently reduced to $30.0 million, of which only $10.0 million would be available during the amendment period.

     In consideration for amending the senior credit facility on July 13, 2001, Willis Stein and its co-investors contributed $50.0 million of additional equity to Ziff Davis Holdings Inc., our parent Company. The $50.0 million was subsequently contributed to the Company of which $35.0 million is being used to repay senior indebtedness and $15.0 million is restricted to pay interest due on the Notes on July 16, 2001. Under the amendment, net proceeds of up to $50.0 million from the sale of certain assets will not have to be used to repay indebtedness and may be used to fund the Unrestricted Subsidiaries. The Company has not entered into any agreements with respect to such asset sales. In addition, interest rates under the credit facility will be adjusted and we have paid a fee to our lenders totaling approximately $0.5 million.

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

Interest Rate Risk

     Our senior credit facility requires that we enter into hedge agreements so that at least 50% of our funded debt be effectively set at a fixed rate of interest. On September 27, 2000, we entered into an interest rate swap agreement in the notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. This swap agreement, coupled with the Notes, results in $275.0 million or 59.9% of our funded debt being effectively set at a fixed rate of interest as of March 31, 2001. Accordingly, a 1% fluctuation in interest rates would cause a $2.1 million fluctuation in interest expense.

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