Form 10-Q/A
period 2001-09-30
ZIFF DAVIS MEDIA INC
filed 2002-03-20
CIK 1123652

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                TABLE OF CONTENTS
                                   (unaudited)

                                                                                       Page
                                                                                       ----
PART 1. FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations......................................................       1

SIGNATURES ........................................................................      11


                                 IMPORTANT NOTE

     This Amendment No. 1 to Form 10-Q/A amends and restates Item 2 originally included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001.

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

     EBITDA for the three months ended September 30, 2001 and 2000 was as follows:

                                                                               Three months ended
                                                                                  September 30,
                                                                             -----------------------
                                                                                2001         2000
                                                                             ----------- -----------
Established Businesses Segment (Restricted Subsidiaries) ..................   $     3.9    $   21.9
Developing Businesses Segment (Unrestricted Subsidiaries) .................       (15.9)       (8.3)
                                                                              ---------    --------
Total Company .............................................................   $   (12.0)   $   13.6
                                                                              =========    ========

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

     As of September 30, 2001, we have incurred a pre-tax charge of $25.5 million for this restructuring program. The charge includes non-cash asset impairment costs of $11.5 million, employee termination costs of $7.0 million and costs to exit activities of $7.0 million. The costs primarily relate to the closure of Family PC magazine and its related website, the restructuring of our sales, marketing and editorial functions across all platforms, the closure of Zcast.tv, a website, and the consolidation of the Company's facilities. Due to the timing of determinations made in regard to the plans, $1.1 million of the charge was recorded during the quarter ended June 30, 2001 and the remainder was recorded during the quarter ending September 30, 2001. As of September 30, 2001, we have approximately $7.7 million left of restructuring accrual on the balance sheet in accrued expenses and other liabilities. Remaining cash expenditures relating to workforce reductions and facilities consolidation will be substantially paid in over the next twelve months.

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

     EBITDA for the six months ended September 30, 2001 and 2000 was as follows:

                                                                                           Six months ended
                                                                                             September 30,
                                                                                   -------------------------------
                                                                                     2001                   2000
                                                                                   ---------             ---------
Established Businesses Segment (Restricted Subsidiaries) ......................    $     7.4             $    54.3
Developing Businesses Segment (Unrestricted Subsidiaries) .....................        (33.3)                (11.4)
                                                                                   ---------             ---------
Total Company .................................................................    $   (25.9)            $    42.9
                                                                                   =========             =========

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

     Since the July amendment of our senior credit facility, the U.S. economy has continued to decline and had a further negative impact on our operations. In view of this continuing decline, we began the previously described restructuring program to reduce costs. Under the terms of our senior credit facility, among the ways an event of default can exist is if our total leverage ratio (as defined in the agreement) exceeds the required level for two consecutive months. At September 30 and October 31, 2001, we exceeded the required ratio. Accordingly, an event of default has occurred under our senior credit facility. Upon an event of default, the lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest, to be immediately due and payable, to require us to use all available cash to repay such borrowings or prevent us from making debt service payments on our 12% senior subordinated notes, including the $15.0 million interest payment due January 15, 2002. An event of default under our senior credit facility would cause a default under our 12% senior subordinated notes in the event that our borrowings under the senior credit facility are accelerated and such acceleration has not been rescinded within 20 days of receipt of notice by us. As of December 14, 2001, we have not received notice of acceleration, nor do we have reason to believe that we will receive notice of acceleration. Interest rates under the senior credit facility have increased approximately 2.0% as a result of the event of default. Based on our current debt levels, this increase in interest rates will result in $3.6 million of additional interest per annum.

   Willis Stein & Partners has committed to fund up to $25.0 million subject to certain conditions, including that we (1) are unable to raise money from our other investors or third parties before January 31, 2002 and (2) that we have not suffered any change that has had material adverse effect upon (a) the business, operations, prospects, properties, assets or condition

(financial or otherwise) of the Company and its subsidiaries, on an individual basis or taken as a whole or (b) the ability of the Company to perform its obligations under the funding agreement. We do not believe that the event of default under the credit agreement itself, without further action on the part of the lenders, has or will have a material adverse effect on us; however, we are not able to reach any conclusion as to whether the underlying circumstances that caused the event of default has resulted in a material adverse effect pursuant to the Willis Stein & Partners commitment. The potential investment would be on terms to be negotiated by us and Willis Stein & Partners and subject to receipt of a fairness opinion. Our expectation is that the above described committed funding from Willis Stein & Partners combined with existing cash balances and future cash generated by the operations will not be sufficient to meet our cash needs for the next 12 months. If we are not successful in obtaining additional investments or additional borrowings under our senior credit facility, we will be forced to take actions such as reducing our operating and capital expenditures, selling assets or restructuring or refinancing our indebtedness.

Cash required to service our interest and principal payments over the next 12 months will be approximately $53.0 million (assuming an average interest rate of 9.0% under the senior credit facility). In addition, our minimum amounts due under operating leases, primarily related to our facilities, over the next 12 months are approximately $10.5 million. Our cash balances currently on hand are not sufficient to meet these obligations. In order to meet these obligations and our other working capital needs, we will be dependent on a combination of some or all of the following: (1) existing cash balances, (2) cash flow from operations, (3) further investment in the Company from Willis Stein & Partners, our other investors and/or other third parties and (4) an amendment to our debt agreements. Such funding, if obtained, would likely be used for debt service and working capital purposes. Accordingly, we, along with Willis Stein & Partners have begun discussions with lead arrangers of our senior credit facility to address the default and the funding issues described above.

     We continuously evaluate potential acquisitions which complement our existing operations and strategy. Depending on various factors including, among others, the cash consideration required in such potential acquisitions, we may determine to finance any such transactions with existing sources of liquidity and may determine to consider such acquisitions as a component of either the Restricted or Unrestricted Subsidiaries. In addition, as our strategy evolves to address the current business environment, we may evaluate potential dispositions and closures of businesses.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Ziff Davis Media Inc.

                                                 By: /s/ Bart W. Catalane
                                                    ----------------------------
                                                    Bart W. Catalane
                                                    Chief Operating Officer and
                                                    Chief Financial Officer

                                                 Date: March 20, 2002