Form 10-KT
period 2001-12-31
ZIFF DAVIS MEDIA INC
filed 2002-04-30
CIK 1123652

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-K

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                                      OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

       For the Transition Period From April 1, 2001 to December 31, 2001

                       Commission File Number 333-48014

                               -----------------

                             ZIFF DAVIS MEDIA INC.
            (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                   36-4336460
                   (State or other            (I.R.S. Employer
                   jurisdiction of           Identification No.)
                  incorporation or
                    organization)
                 28 East 28th Street, New York, New York 10016
              (Address of principal executive offices and zip code)

                                -----------------

                                 (212) 503-3500
              (Registrant's telephone number, including area code)

               Shares registered pursuant to Section 12(b) of the
                                   Act: None

               Shares registered pursuant to Section 12(g) of the
                                   Act: None

                               -----------------

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

   As of March 31, 2002, 1,000 shares of common stock, par value, $0.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

================================================================================

                             ZIFF DAVIS MEDIA INC.

                 Index to Form 10-K for the Transition Period
                       April 1 through December 31, 2001

                                                                                 Page
                                                                                 ----
PART I
Item 1.  Business...............................................................   2
Item 2.  Properties.............................................................  16
Item 3.  Legal Proceedings......................................................  16
Item 4.  Submission of Matters to a Vote of Security Holders....................  17

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..  18
Item 6.  Selected Financial Data................................................  19
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations........................................................  20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............  34
Item 8.  Financial Statements and Supplementary Data............................  35
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.................................................  72

PART III
Item 10. Directors and Executive Officers of the Registrant.....................  73
Item 11. Executive Compensation.................................................  76
Item 12. Security Ownership of Certain Beneficial Owners and Management.........  79
Item 13. Certain Relationships and Related Transactions.........................  80

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......  82

SIGNATURES......................................................................  84

                                    PART I

ITEM 1.  BUSINESS

Background and Organization

   Ziff Davis Media Inc. (the "Company", "we", us, "our") is a wholly owned subsidiary of Ziff Davis Holdings Inc. ("Parent") Ziff Davis Holdings Inc. is majority owned by various investment funds managed by Willis Stein & Partners ("Willis Stein", "controlling stockholders"), a private equity investment firm.

   Ziff Davis Media Inc. is a multimedia content company whose principal business is publishing. We publish and license magazines, provide editorial content about technology and the Internet, both in print and online, and produce seminars and webcasts. The Company was incorporated in the state of Delaware on November 24, 1999 and was formed to acquire certain publishing assets ("Ziff-Davis Publishing", "ZDP" or "Predecessor") from Ziff-Davis Inc. ("ZDI"), an unrelated company. Our major operating subsidiaries are Ziff Davis Publishing Inc. ("Pubco"), Ziff Davis Development Inc. ("LaunchCo") and Ziff Davis Internet Inc. ("InternetCo"). In January 2002, the Company changed its fiscal year-end from March 31 to December 31, effective December 31, 2001.

   We had no operations prior to April 5, 2000, when we completed the acquisition of ZDP for $780.0 million plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting. The Acquisition was funded by: (i) issuing 1,000 shares of common stock to our Parent for $335.0 million, (ii) executing a $405.0 million Senior Credit Facility agreement ("the Senior Credit Facility") of which $355.0 million was borrowed at closing and (iii) issuing $175.0 million of senior subordinated notes (the "Bridge Loan") (See Note 5 to the Consolidated Financial Statements). Fees and expenses, including debt issuance costs associated with the Acquisition, which totaled approximately $30.0 million, were paid with the equity and debt proceeds. On July 18, 2000 we issued $250.0 million of 12% Senior Subordinated Notes (the "Senior Notes" or "Notes"). The proceeds of this offering were used to repay the Bridge Loan and $59.7 million of the Senior Credit Facility. In addition, proceeds were used to pay approximately $8.5 million of expenses associated with the offering and approximately $6.8 million of accrued interest related to the principal repayments.

   In connection with the Acquisition, we determined that ZDP's wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet our long-term strategic objectives. As a result, the operations were sold on August 4, 2000. The results of these operations are excluded from our consolidated statement of operations for the period from April 5, 2000 to the sale date, August 4, 2000. (See Note 5 to the Consolidated Financial Statements).

   Our operations are classified into two operating segments, Established Businesses, which are also referred to as the "Restricted Subsidiaries" as such term is defined in our Senior Credit Facility, and Developing Businesses, which are also referred to as the "Unrestricted Subsidiaries" as such term is defined in our Senior Credit Facility. The Established Businesses segment is engaged in publishing magazines with editorial content about technology and the Internet. In addition to publishing 9 magazines in the United States, this segment also licenses its content and brands to 33 licensees in over 70 countries worldwide. The Developing Businesses segment is comprised of our LaunchCo and InternetCo subsidiaries. This segment is focused on developing: (1) new businesses including publications, testing services and research and (2) Internet-related ventures leveraging our editorial expertise and relationships with our audience and advertisers in our Established Businesses segment.

Recent Developments

   On April 30, 2002, we reached an agreement with bondholders owning approximately 60% in aggregate principal amount of our Senior Notes, pursuant to which they agreed, subject to the terms and conditions outlined therein, to support a comprehensive financial restructuring under which we would significantly reduce our debt and debt service requirements and receive a cash infusion of $80.0 million.

   The terms of the proposed financial restructuring are as follows:

  . Willis Stein would contribute up to $80.0 million in cash in exchange for new preferred stock and warrants for the purchase of common stock of our Parent and would exchange the Senior Notes it holds in the Exchange Offer described below.

  . All of the holders of the Senior Notes would be offered in the aggregate $30.0 million in cash, $95.0 million in new Payment-in-Kind (PIK) senior subordinated notes issued by Ziff Davis Media Inc. (the "PIK Notes") as well as $30.0 million in liquidation preference of new preferred stock of our Parent, and warrants for the purchase of common stock of our Parent in exchange for their existing notes (the "Exchange Offer").

  . Our Senior Credit Facility with the senior bank lenders would remain outstanding, though we anticipate certain negotiated modifications.

  . The completion of the proposed financial restructuring is subject to numerous conditions, including (1) that holders representing 95% in aggregate principal amounts of the Senior Notes tender their notes in the Exchange Offer (the "Minimum Condition") and (2) the willingness of the senior bank lenders to agree to a number of proposed modifications of our existing Senior Credit Facility. Our agreement with the bondholders referenced above expires if we do not commence the Exchange Offer before June 25, 2002, or if we do not complete the Exchange Offer before July 25, 2002. In connection with the Exchange Offer, we intend to also solicit consents for a prepackaged plan of reorganization to maximize the likelihood of receiving the Minimum Condition of the Exchange Offer.

Business Strategy

   Our business strategy includes both short-term and long-term objectives. The principal focus of our short-term strategy is to address the current difficult economic conditions and business environment by carefully managing our balance sheet and reevaluating the performance of all of our businesses. Our long-term strategy continues to be focused on driving future revenue growth and increasing asset and shareholder value. We believe that the effective execution of our short-term strategy will help position us for long-term growth.

   Our short-term strategy includes the following initiatives:

        . Establish new management team--We recently hired a new chief executive officer, Robert F. Callahan, and a new Chief Operating Officer and Chief Financial Officer, Bart W. Catalane. These executives bring a significant level of experience to the Company and they in turn have put in place a management team which they believe will enable us to achieve our goals and improve business performance.

        . Restructure product portfolio--During 2001, we restructured our magazine portfolio to better address the needs of our customers. This restructuring included closing three publications and the consolidation of Interactive Week into eWEEK, as well as the continued investment in our four new publications (The Net Economy, Baseline, CIO Insight and Xbox Nation). We also began to develop technology related websites, including companion websites to our publications, during 2001 and have developed additional revenue streams leveraged off our magazine portfolio, including e-seminars and conferences. In 2002, we will continue to assess and evaluate our portfolio to ensure we are meeting the needs of our customers.

        . Reduce operating costs--In conjunction with the product portfolio restructuring described above, we analyzed and adjusted our cost structure resulting in reduced operating expenses and total costs more appropriate given the current business environment. This included eliminating over 500 positions from our workforce, freezing salaries for senior employees, consolidating facilities, reducing capital spending and working with our significant vendors, suppliers and partners to reduce costs.

        . Capital Restructuring--We have engaged Greenhill & Co., LLC as our financial advisors to assist senior management in evaluating strategic alternatives for recapitalizing our Senior Notes. We, along with our advisors, have initiated discussions with certain holders of our Senior Notes in an effort to establish a more appropriate long-term capital structure for the Company.

   Our long-term strategy includes the following initiatives:

        . Capitalize on New Revenue Opportunities from Existing
          Publications--We intend to leverage the strength of our magazine portfolio and circulation base to expand and transition our business platform in the following manner:

             --Utilize Publishing and Technology Expertise to Evolve Publications and Editorial Content. As technology continues to evolve, we will continue to transition our publications, particularly our established publications, to ensure that our magazines remain influential and relevant with editorial content that reflects current technology issues in business and everyday life.

             --Broaden Composition of Advertiser Base. As technology has become more pervasive, our readership has broadened to include a more diverse group of business professionals and consumers, which we believe is attractive to a broader group of advertisers. We intend to drive new business by aggressively pursuing advertising sales opportunities with companies in diverse advertiser segments.

             --Increase Advertising Bundling and Subscriber Cross-Selling Opportunities. We will continue to leverage our strong and growing relationships with key advertisers for each of our publications to sell bundled advertising options and provide integrated solutions to these customers. We also plan to identify those advertisers with whom we have a strong relationship for a single publication and communicate the benefits of broadening their advertising reach to our other publications. In addition, we will continue to leverage our extensive subscriber database of individuals to maximize circulation cross-selling opportunities among our titles.

        . Develop Ancillary Revenue Opportunities--We intend to use our Ziff
          Davis and magazine brand names, established market presence and existing subscriber base to extend our brands into new products and services, custom publishing, licenses and seminars. The Ziff Davis Custom Media group identifies and customizes editorial solutions that highlight product benefits and corporate messages for technology and non-technology companies. We believe these activities increase overall brand awareness and are able to generate advertising and other revenue.

        . Selectively Expand Our Portfolio of Publications--Our management team has significant experience in launching and acquiring new magazines. We would like to strategically add new titles to our platform by developing and launching new titles. We believe that an improvement in the current business environment along with rapid advances in technology and the Internet may create attractive opportunities to launch new magazines and related products. We plan to continue to develop new publications and continue to evaluate opportunities to expand our portfolio.

        . Optimize Circulation and Production Strategies--We intend to continue to be at the forefront of key industry circulation and production initiatives. We will pursue strategies such as Internet marketing, business partnership development, enhanced vendor relationships and the use of new technology in an effort to achieve further operational and financial efficiencies in the production and circulation areas.

General

   We are one of the largest technology magazine publishers in the United
States as measured by revenue. In 2001, we had an estimated 27.1% share of gross advertising revenue in the technology magazine industry based on data compiled by Adscope, Inc., ("Adscope") an independent advertisement tracking service. Our 12 U.S. titles have a combined circulation of approximately 5.1 million and domestic readership of approximately 25.5 million individuals based on management's estimates. Our magazines are well known, leading publications that offer readers comprehensive market and product coverage as well as access to lab-based testing and award-winning editorial content. Our titles include PC Magazine and eWEEK (formerly PCWeek), which were the number one and number three ranked technology magazines, respectively, in the United States in 2001 as measured by Adscope's gross advertising revenue data. PC Magazine was the 20th largest domestic magazine in 2001 as measured by gross revenue recorded by the Publisher's Information Bureau, placing it among the leading domestic business and entertainment magazines such as Business Week's North America edition, Forbes, Fortune and People. In addition, Yahoo! Internet Life, another of our publications, was named one of the top 20 magazine launches of the 1990s by Folio magazine and is a leading publication in its market place. We were also the leading publisher of electronic games magazines in 2001, with an estimated 44.1% market share based on Adscope's gross advertising revenue data.

   Our readers are well-educated, influential buyers of technology and other products and decision-makers in their professional fields and households, which makes them attractive to a wide range of technology advertisers. For example, the more than 4.1 million estimated business influencers (professionals who recommend, specify and/or approve product purchases) who read PC Magazine each spent an estimated average of $355,000 on technology products in 2001, according to IntelliQuest. Similarly, in December 2001, according to BPA International, the average technology budget for readers of eWEEK was $49.8 million. Furthermore, according to Mediamark Research Inc.'s ("MRI") Fall 2001 data release, the average household incomes of the PC Magazine, Ziff Davis SMART BUSINESS and Yahoo! Internet Life readers are approximately $80,000, $88,000 and $71,000, respectively, which are significantly higher than the average U.S. household income.

Established Businesses Segment

   Our current portfolio of established titles can be divided into the following two categories: (1) Business publications and (2) Consumer publications. The following table sets forth information regarding these titles:

                                   First Frequency Primary              Year 2002
Magazine Title                     Issue Per Year  Audience Circulation Rate Base
--------------                     ----- --------- -------- ----------- ---------
Business Publications
PC Magazine....................... 1981     22     Business Paid        1,225,000
Ziff Davis SMART BUSINESS......... 1988     12     Business Paid          800,000
eWEEK............................. 1983     51     Business Controlled    445,000

Consumer Publications
Yahoo! Internet Life.............. 1995     12     Consumer Paid        1,100,000
Electronic Gaming Monthly......... 1988     12     Consumer Paid          500,000
Official U.S. PlayStation Magazine 1997     12     Consumer Paid          320,000*
Computer Gaming World............. 1981     12     Consumer Paid          300,000*
Game Now (formerly Expert Gamer).. 1988     12     Consumer Paid          150,000*
Xbox Nation....................... 2001      4     Consumer Paid          150,000*

--------
*  Target circulation, no rate base is claimed for these publications.

Business Publications

   Our titles in this category provide authoritative, independent guidance to business influencers and professionals that is considered by its readers as a primary resource for technology purchasing decisions and business solutions.

   PC Magazine. As one of the nation's largest technology magazines, PC Magazine has a circulation rate base of more than 1.2 million and an estimated readership of more than 6.3 million (according to MRI Fall 2001 data release). We believe the magazine's brand recognition is more than 50% among all U.S. adults and more than 80% among individuals involved in the purchase of computer-related products and services. PC Magazine differentiates itself through unique and extensive product reviews based on benchmark testing performed in the PC Magazine Labs, supplemented by its "First Looks" section covering recently released technology products and by its widely respected opinion/analysis columns. As the Internet becomes more pervasive, we are broadening PC Magazine's focus to increase its emphasis on Internet infrastructure products and services.

   Ziff Davis SMART BUSINESS. This magazine, with a circulation rate base of 800,000, is for business leaders needing to know the "why and how" of deploying technology and services to grow their businesses by focusing on the top and bottom lines. The publication's editorial focus emphasizes not only how a product will perform from a technical standpoint, but also how real users will rate the product and how it will impact their business. The magazine delivers information in a hands-on, roadmap style with the use of in-depth case studies and a focus on profits and return-on-investment analysis.

   eWEEK. With a rate base of 445,000, we believe eWEEK is the largest controlled-circulation technology publication in the United States. Controlled-circulation publications are distributed directly to qualified professionals for no charge and generate revenue principally from sale of advertising. In November 2001, Interactive Week was merged into eWEEK, creating the nation's largest information technology ("IT") newsweekly. Through print, the Internet, webcasts, interactive and face-to-face seminars and conferences, eWEEK helps leading e-business decision makers evaluate and deploy IT solutions in their enterprises. In order to qualify for a free subscription, eWEEK readers must have a minimum budget authority of $25,000, must purchase Internet/intranet products and services and work at a company where e-business is conducted and these qualifications are audited by BPA International. The criteria we use to qualify readers for this magazine are some of the highest standards in the industry. We believe this makes eWEEK attractive to advertisers selling products and services to IT professionals and businesses building dot-com enterprises, such as consulting, telecommunications and Internet infrastructure companies.

Consumer Publications

   Yahoo! Internet Life. This publication addresses the changes and new opportunities that technology and the Internet present in people's personal lives. The increasing interest in and use of the Internet has contributed to the rapid growth of this title. Launched in 1995, Yahoo! Internet Life has been one of the fastest growing technology magazines and among the fastest growing titles in the publishing industry with a rate base that increased from 100,000 to 1,100,000 (as of the September 2000 issue) in less than five years. We believe the magazine has firmly established itself as the "Voice of the Net," helping readers incorporate the benefits of the Internet into their everyday lives by explaining how and where to access and utilize the most valuable content available on the Internet. Yahoo! Internet Life measures the societal impact of the Internet with issues such as "How America Uses the Net," "America's Most Wired Cities and Towns," and "America's Most Wired Colleges." Issues like "Online Music" and "Online Film" help capture and explain cultural and lifestyle changes resulting from the Internet.

   Electronic Gaming Monthly, Official U.S. PlayStation Magazine, Computer Gaming World, Game Now and Xbox Nation. These publications are positioned to capitalize on the growing interest in electronic games. According to the Informa Media Group, the U.S. electronic games market sales were estimated to reach approximately $15.7 billion in 2001, with revenues expected to rise to $23.7 billion by 2006. Because readers of these magazines are principally 18 to 34 year-old males, these publications offer advertisers access to a highly focused, difficult-to-reach readership with attractive demographics and spending patterns. At December 31, 2001, we were the leader in the United States in this growing segment based on Adscope's gross advertising revenue data (44.1% share), based on total circulation data (36.7% share) and based on newsstand circulation data (44.1% share). In 2001, 31.1% of our game magazine circulation occurred at the newsstand compared with 22.9% for our audited competitors. On average, our electronic games publications sell nearly 425,000 copies at the newsstand each month.

Developing Businesses Segment

   We are developing new publications and businesses through LaunchCo and developing Internet-related ventures leveraged off our expertise in technology and the Internet through InternetCo.

LaunchCo

   New Publications. The Net Economy, CIO Insight and Baseline. In October 2000, we launched The Net Economy, a 75,000 controlled-circulation business-to-business publication targeted at network operators and service providers of all types. In May 2001, we launched CIO Insight, a 50,000 controlled-circulation publication targeting senior-level IT executives interested in strategic and business information, and in October 2001 we launched Baseline, a 125,000 controlled-circulation publication targeting senior IT and corporate management interested in in-depth analysis and in-the-trenches reporting. In its first year of publication Baseline received a 2002 Jesse H. Neal National Business Journalism Award for best single article.

                                   First Frequency Primary              Year 2002
Magazine Title                     Issue Per Year  Audience Circulation Rate Base
--------------                     ----- --------- -------- ----------- ---------
The Net Economy................... 2000     18     Business Controlled    75,000
CIO Insight....................... 2001     12     Business Controlled    50,000
Baseline.......................... 2001     11     Business Controlled   125,000

InternetCo

   On January 19, 2001, we amended a pre-existing content license agreement with ZDNet (and its parent, CNET Networks Inc.) such that, beginning on March 1, 2001, ZDNet's content license became non-exclusive and on May 1, 2002, all of ZDNet's license rights to content from our magazines will be terminated. In addition, ZDNet's right and obligation to maintain websites for our publications terminated and we obtained the right to host these websites starting April 1, 2001. During 2001, InternetCo launched companion websites for some of our leading publications including, PC Magazine Online (www.pcmag.com), eWeek.com (www.eweek.com), Ziff Davis Smart Business Online (www.smartbusinessmag.com), Yahoo! Internet Life Online (www.yil.com), CIO Insight Online (www.cioinsight.com) and Baseline Online (www.baselinemag.com).

   In addition to these companion websites for our publications, in June 2001, InternetCo launched ExtremeTech.com (www.extremetech.com), a web site that targets "hardcore technologists", i.e., IT professionals and computer enthusiasts who are truly passionate about technology. The site focuses on the technologies that power products, providing this early adopter audience with technical detail that goes well beyond traditional technology coverage.

   Based on data provided by Doubleclick DART for publishers, together with internal analysis of this data and our internal service logs, the Company had the following traffic statistics for the month of March 2002.

                                                           Page      Unique
  Website Address                                          Views    Visitors
  ---------------                                        ---------- ---------
  www.pcmag.com......................................... 10,757,400 1,399,800
  www.extremetech.com...................................  4,116,800   566,900
  www.eweek.com.........................................  2,612,800   610,000
  www.yil.com...........................................  1,191,100   209,700
  www.theneteconomy.com.................................    305,400    70,300
  www.smartbusinessmag.com..............................    275,800    68,400
  www.baselinemag.com...................................    146,300    47,900
  www.cioinsight.com....................................     88,200    22,700
                                                         ---------- ---------
  Total................................................. 19,493,800 2,995,700
                                                         ========== =========

Revenue

   Our principal sources of revenue are advertising (68.7% of total revenue for the nine months ended December 31, 2001), circulation (20.3%) and other (11.0%). Circulation comprises both paid subscriptions (12.2%) and newsstand sales (8.1%). We record revenue net of agency commissions, estimated subscription cancellations and newsstand returns.

   Advertising. Advertising rates and rate structures vary among our publications and are based on, among other things, the circulation of the particular publication, the readership demographics, the scheduled frequency and the size and placement of the advertisement in the publication. Our advertising revenue is influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by our advertising clients and the extent to which our customers elect to advertise using print and online media.

   Newsstand. We sold approximately 7.2 million single copy magazines for the nine months ended December 31, 2001. Generally we receive approximately 57.5% of the cover price of an individual magazine sold through the newsstand with the balance of the cover price going to the magazine's distributor, wholesaler and retailer.

   Subscriptions. Generally, we sell subscriptions to our publications either directly by our circulation staff or by an independent subscription direct marketing companies or agents. We receive approximately 19.8% of the total price of subscriptions sold through agents. In addition to agents, we have historically sold subscriptions using a variety of techniques including direct reply subscription cards, direct mail and the Internet.

   Other Revenue Sources. We also derive revenue from royalty and service arrangements, testing services, mailing list rentals, custom publishing and seminars.

Operating Costs

   The principal components of our production costs are raw materials, printing and distribution, which represented 30.6%, 34.4% and 35.0%, respectively, of our nine months ended December 31, 2001 publishing production expenses. Our principal raw material is paper. Paper supply and prices are subject to volatility and may be significantly affected by many factors, including market and economic conditions.

   We outsource the printing process, including the majority of our pre-press and paper buying operations, for all of our publications. To facilitate efficient and timely printing of our publications, we have established strategic relationships with certain printing companies, including R.R. Donnelley, Brown Printing Company, and Quebecor World (USA) Inc. In the nine months ended December 31, 2001, approximately 36.6% of our total production costs was for printing services supplied by R.R. Donnelley.

   Our other principal operating costs are selling, general and administrative expenses, including editorial costs. Included in these costs are salaries, sales commissions and benefits, along with marketing and promotion expenses related to advertising and circulation. Prior to the Acquisition, we received an allocation of centralized costs from ZDI based on estimated utilization. We have since built an infrastructure to service our needs as a stand-alone entity.

Circulation

   Our publications include paid-circulation magazines, which generate revenue from advertising, newsstand sales and subscriptions, and controlled-circulation publications, which are distributed to business leaders and qualified IT professionals and generate revenue principally from the sale of advertising. Our controlled-circulation publications offer business-oriented technology content that appeals to a professional audience in need of specific technology information. Our paid-circulation publications offer business and/or consumer-oriented content that appeals to a broader audience interested in business technology, the Internet, general technology and/or electronic games information. At December 31, 2001, we published eight domestic paid-circulation publications and four domestic controlled-circulation publications.

   Our paid-circulation publications are distributed to subscribers and are also available for sale at newsstands and other retail outlets. Our controlled-circulation publications are distributed free of charge to individuals who meet demographic standards we established in an effort to make the publication attractive to advertisers. We have an agreement with Warner Publishing Services to manage our newsstand and retail distribution. Warner Publishing Services in turn has agreements with magazine wholesalers to arrange for national and regional placements of our publications and manage billing and collection of amounts due from the magazine wholesalers. Our paid subscribers receive their publications through the U.S. Postal Service. We have an agreement with EDS Customer Relationship Management Inc. ("EDS") to manage our subscription billing, collection and processing, which includes providing mailing labels for each of the publications. The qualified subscribers of our controlled-circulation publications also receive such publications via the U.S. Postal Service. We have an agreement with Omeda Communications to manage our list and mailing labels for these publications.

   In the year ended December 31, 2001, Circulation Management magazine awarded Yahoo! Internet Life, Computer Gaming World and The Net Economy Circulation Excellence Awards, recognizing outstanding achievement, innovation and strategic performance in circulation marketing and management. Folio magazine awarded eWEEK and The Net Economy Circulation Direct Marketing Awards in 2001, recognizing circulation professionals and their creative teams for their ingenuity and success on finding better ways to attract and retain subscribers based on evaluation of their concept, copy design, technical evaluation, creativity and Web integration.

Customers

   The size and composition of our readership offers advertisers concentrated exposure to their target audiences. As a result, our top advertisers, including Microsoft, International Business Machines, Hewlett Packard and Dell Computer, have consistently advertised in our publications. Importantly, as technology has become more pervasive, our publications are becoming more appealing to a broader range of advertisers.

   We had over 900 advertising customers in 2001 and an average paid circulation of over 4.2 million individuals according to the Audit Bureau of Circulations' statements for the six months ended December 31, 2001. No single advertiser comprised more than 7.8% of our advertising revenue or 5.4% of total revenue for the nine months ended December 31, 2001. Our top ten advertisers accounted for 38.7% of our advertising revenue and 26.6% of our total revenue for the nine months ended December 31, 2001.

Competition

   The magazine publishing industry is highly competitive. We compete with several much larger international companies that operate in many markets and have broad product offerings in publishing and trade shows and conferences. We compete for readers and advertisers in the general publishing marketplace, which is fragmented. According to industry sources, in June 2001, there were about 1,500 publishing companies and 5,200 trade magazine titles. We also compete for advertising and circulation revenue principally with publishers of other technology magazines with similar editorial content as ours. The technology magazine industry has traditionally been dominated by a small number of large publishers. In 2001, the three largest technology-publishing companies, Ziff Davis Media Inc., International Data Group ("IDG") and CMP Media ("CMP") accounted for 74.5% of total technology magazine advertising revenue and 64.8% of total technology advertising pages.

   Our publications generally compete on the basis of:

  .   editorial quality;

  .   quantity and quality of circulation;

  .   the strength of complementary products serving the same niche;

  .   the effectiveness of sales and customer service; and

  .   advertising rates.

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

License Agreements and Service Contracts

   Agreements with CNET Networks and ZDNet. On January 19, 2001, we amended a pre-existing content license agreement with ZDNet (and its parent, CNET Networks) such that, beginning on March 1, 2001, ZDNet's content license became non-exclusive and on March 1, 2002, all of ZDNet's license rights to content from our magazines would be terminated. The term of the content license agreement was subsequently extended until April 30, 2002, without any further payments required from ZDNet. In addition, ZDNet's right and obligation to maintain websites for our publications terminated and we obtained the right to host these websites starting April 1, 2001. As consideration for amending the license agreement, ZDNet paid us a royalty termination fee of $4.5 million in two installments, of which $2.2 million and $2.3 million were paid on March 1, 2001 and 2002, respectively. ZDNet is not obligated to pay any royalties with respect to licensed content through April 30, 2002.

   Under the previous five-year license agreement with ZDNet, we were providing the editorial content of our publications existing as of April 4, 2000 to ZDNet, and ZDNet maintained websites for those publications. This agreement did not cover any new publications acquired or developed by us after the date of the Acquisition to which we retained all rights in every medium, and it specifically allowed us, in certain circumstances, to transact e-commerce independently of ZDNet for all publications. We have a perpetual, royalty free license from ZDNet to use the trademark "ZD" in print. ZDNet continues to use the trademark "ZD" online and may use certain derivations of the trademark "ZD" in print.

   In connection with the closing of the Acquisition, we entered into a services agreement with ZDI. Under this agreement, Ziff Davis Publishing Inc. provides distribution, circulation and production services to ZDI for its Computer Shopper magazine, and ZDI paid Ziff Davis Publishing Inc. its costs in relation to the performance of these services plus an additional $5.0 million annually in fees. On January 19, 2001, we agreed with ZDI to terminate this services agreement and we entered into a new agreement effective March 1, 2001. The new agreement contains substantially similar terms, except that ZDI will not be required to pay us any annual fee and will only be required to reimburse us for our out-of-pocket expenses incurred in connection with producing and distributing Computer Shopper. On March 1, 2001, ZDI paid us a $2.0 million non-refundable termination fee in connection with the termination of the original Computer Shopper services agreement. The new agreement expires on February 28, 2003, however ZDI may terminate the agreement at any time upon 90 days prior written notice.

   Other Agreements. We have been granted a license to use certain trademarks owned by Yahoo! Inc. in connection with the publishing of Yahoo! Internet Life magazine both in print and online. The term of our right to use these marks expires on January 15, 2016. We have been granted an exclusive license to use certain trademarks owned by Sony Computer Entertainment Corp. in connection with the publishing of the magazine Official U.S. Playstation Magazine in the United States and Canada. We entered an agreement on December 11, 2001 to extend the term of this agreement until March 31, 2004.

Trademarks and Intellectual Property Rights

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

Employees

   As of March 31, 2002, we had approximately 700 employees, all based in the U.S. None of our employees are represented by a labor union. We believe our relations with our employees are good.

Uncertainty of Forward-Looking Statements

   Certain statements in this Transition Report on Form 10-K contain "forward-looking statements." Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenue, financing needs or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "expects", "should", "believes", "plans", "anticipates", "estimates", "predicts", "potential" or "continue", and any other words of similar meaning.

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

Risk Factors

   Below we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995. In addition to other information in this document, you should carefully evaluate the following risk factors:

Because of our recent operating results and substantial indebtedness, our audit report expresses substantial doubt about our ability to continue as a going concern.

   Because of our recent operating results and substantial indebtedness, our audit report expresses substantial doubt about our ability to continue as a going concern. Specifically, we incurred net losses of $415.7 million and $73.4 million during the nine months ended December 31, 2001 and fiscal year ended March 31, 2001, respectively. In addition, as of December 31, 2001 we had total indebtedness of approximately $429.2 million and total stockholder's deficit of $39.7 million. Our earnings were insufficient to cover our fixed charges by $370.2 million and $15.8 million for the nine months ended December 31, 2001 and for the fiscal year ended March 31, 2001, respectively. As of December 31, 2001, an event of default existed under our Senior Credit Facility and, as a result, the $179.2 million outstanding under that facility was subject to acceleration by the lenders. We entered into amendments to our Senior Credit Facility in January and March 2002 that provide forbearance for covenant violations through June 28, 2002. We do not believe our cash on hand along with existing sources of cash are sufficient to fund our cash needs over the next twelve months under our current capital structure, potentially including our ability to make our required semi-annual interest payment on our Senior Notes due on July 15, 2002. Our continuation as a going concern is dependent upon, but not limited to our ability (1) to generate sufficient cash flow to meet our obligations on a timely basis, (2) to comply with the terms of our Senior Credit Facility, as amended, and our Senior Notes indenture, (3) to obtain additional financing or refinancing as may be required and (4) ultimately, to re-establish profitable operations.

Our projected sources of funds are expected to be insufficient to meet our liquidity needs during the next twelve months.

   Our business has been negatively impacted by current economic trends, including consolidation among advertisers, increases in postage costs and a general decline in advertising spending. As a result, we do not believe that our existing sources of funds will be sufficient to meet our liquidity needs over the next twelve months. We are currently unable to access any additional borrowings under our Senior Credit Facility. Further, as a result of amendments to and payments under our Senior Credit Facility, the term loan portion and the revolving portion of such facility have been reduced to $188.7 million and $10.0 million, respectively, from the original amounts of $355.0 million and $50.0 million, respectively. In addition, our existing financing arrangements limit our ability to incur additional indebtedness. Over the past twelve months, a significant portion of our cash needs have been provided through investments by our controlling stockholders. Such stockholders do not have any contractual obligation, except in connection with the proposed restructuring discussed herein, to provide additional funding to the Company. The proposed restructuring is subject to a number of conditions and, as a result, no assurance can be given that the equity investment contemplated in the proposed restructuring will be made. The proposed restructuring is intended to provide a long-term solution to our anticipated liquidity requirements. If we cannot meet our liquidity needs, including servicing our indebtedness, we will be forced to take actions such as discontinuing our business strategy and further reducing costs and capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital from third parties, or seeking bankruptcy protection. We cannot assure you that any of these remedies can be effected on commercially reasonable terms, or at all.

Noncompliance with our debt facilities could accelerate our obligations.

   As of December 31, 2001, an event of default existed under our Senior Credit Facility. A breach of any of the restrictive covenants under the credit agreement relating to our Senior Credit Facility or our inability to comply with the amended financial ratios results in a default under our Senior Credit Facility. We entered into amendments that provide forbearance for covenant violations through June 28, 2002. If the current amendment expires without further amendment or if we violate the amended covenants, the lenders under our Senior Credit Facility may elect to declare all outstanding borrowings, together with accrued and unpaid interest and other fees, to be immediately due and payable. Further, they may require us to use all of our available cash to partially repay such borrowings and could prevent us from making debt service payments on our Senior Notes, including the semi-annual interest payment due on July 15, 2002, which would result in an event of default under our Senior Notes indenture. Our Senior Credit Facility lenders also have the right in such circumstances to terminate any commitments they have to provide further financing, including under the revolving portion of our Senior Credit Facility. Finally, our Senior Credit Facility lenders could foreclose on our assets.

We cannot assure you that our capital restructuring program will be successful.

   We engaged Greenhill & Co., LLC as our financial advisors to assist senior management in evaluating strategic alternatives for recapitalizing our Senior Notes. We and our advisors have initiated discussions with certain holders of our Senior Notes in an effort to establish a more appropriate long-term capital structure for our Company. We reached an agreement with the holders of approximately 60.0% in aggregate principal amount of our Senior Notes pursuant to which they agreed, subject to terms and conditions stated therein, to support a comprehensive financial restructuring, including to exchange their senior subordinated notes for a combination of cash and new notes issued by us, as well as preferred stock and common stock warrants issued by our Parent. We cannot assure you that we will be successful in recapitalizing our Senior Notes or, if completed, it would be on the terms outlined herein, or that we will be granted further forbearance by our Senior Credit Facility lenders beyond June 28, 2002. If we are not successful in effecting a restructuring of our capital structure, it is likely that we will be forced to seek bankruptcy protection.

If we successfully complete our capital restructuring, we will still have significant debt levels.

   If we are successful in restructuring our capital structure, it is likely that we will continue to have a significant amount of indebtedness. Our substantial indebtedness could have the following important consequences, it could:

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

We cannot assure you that our business strategy will be successful.

   Our ability to successfully implement our business strategy is subject to a number of risks and uncertainties. Specifically, we cannot assure you that we will be successful in:

    .  Capitalizing on new revenue opportunities from existing publications;

    .  Developing ancillary revenue opportunities; or

    .  Selectively expanding our portfolio of publications.

   In addition, our ability to pursue our business strategy may be limited by our current liquidity constraints. Further, our capital restructuring program may require a substantial portion of our senior executives' time and attention. As a result, the implementation of our business strategy may be adversely affected.

We depend on advertising as a principal source of revenue, which decreases during economic cycle down turns and fluctuates due to seasonal buying.

   We expect that advertising revenue will continue to be the principal source of our revenue in the foreseeable future. Most of our advertising contracts are either short-term contracts and/or can be terminated by the advertiser at any time with little notice. We cannot assure you that we will be able to retain current advertisers or obtain new advertising contracts. Advertising revenue for the magazine industry is cyclical and dependent upon general economic conditions. Our advertising revenue has declined significantly over the last 24 months due to the downturn in the general U.S. economy and, in particular, the technology sector. If the general economic downturn continues, our advertisers may continue to reduce their advertising budgets and any material decline in these revenues would have a material adverse effect on our business, results of operations and financial condition. In addition, factors such as competitive pricing pressures and delays in new product launches may affect technology product advertisers. We cannot assure you that advertisers will maintain or increase current levels of advertising in special-interest magazines instead of advertising in more general-interest media.

If the U.S. economy worsens, we may have to implement further cost saving efforts to achieve the benefits we expect.

   In 2001, we experienced a significant decline in revenue and EBITDA, primarily due to weak economic conditions, which were exacerbated by the terrorist attacks of September 11, 2001. This decline was more severe in the second half of the year. We cannot predict if or when the economy or our revenue and EBITDA will improve. We have taken a number of steps designed to improve our profits and margins despite decreased revenue. We have restructured a number of our businesses and support departments and reduced overhead infrastructure by consolidating and closing several offices and outsourcing certain corporate functions. As a result, we recorded special charges to our operations of $277.5 million in 2001. If the U.S. economy worsens, our revenue will likely continue to decline. Because of our fixed cost structure, decreases in our revenue cause disproportionately greater decreases in our EBITDA. Accordingly, if revenue declines beyond our expectations, the cost-saving efforts we implemented in the second half of 2001 will likely not achieve the benefits we expect. We may be forced to take additional cost-saving steps that could result in additional charges and materially adversely affect our business.

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

   We have made significant changes to our senior management team over the past two years, which has been disruptive to our operations. We believe that our success depends on our ability to retain our current senior management team. Our business is managed by a small group of key executive officers. The loss of services of one or more of these senior executives could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies. Our existing directors and officers insurance policy is currently up for renewal. Our ability to retain our senior management team would be adversely effected if we are unable to renew such policy on acceptable terms.

   In addition, our success depends on our continued ability to recruit and retain highly skilled, knowledgeable and sophisticated editorial, sales and technical personnel. Competition for these key personnel is intense. We believe that we might have difficulty in retaining some of our personnel in the event that we are unable to offer them meaningful equity based incentives. Certain members of our management currently have no equity incentive plan, while the equity incentive plans of other key personnel are significantly out-of-the-money. We intend to implement a new management equity based incentive plan as soon as possible. Accordingly, we cannot assure you of our ongoing ability to attract and retain such qualified employees.

New product launches or acquired products may reduce our earnings or generate losses.

   Our future success will depend in part on our ability to continue offering new products and services that successfully gain market acceptance by addressing the needs of our current and future customers. Our efforts to introduce new or integrate acquired products may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new product or service, or assimilating and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses.

   In addition, we have invested in, and intend to continue to invest in, the development of various online media products and services, which are currently generating losses. The Internet is still not proved as a profitable commercial medium. These products and services may not be successful or profitable. In 2001, we wrote of $20.3 million of assets related to online media initiatives.

   Costs related to the development of new products and services are expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches.

We face significant competition for advertising and circulation.

   We face significant competition with respect to our print publications from a number of technology publishers, some of which may have greater financial and other resources than we have, which may enhance their ability to compete in the technology publishing market. We principally compete for advertising and circulation revenue with publishers of other technology publications. We also face broad competition from media companies that produce general-interest magazines and newspapers. Competition for advertising revenue is primarily based on advertising rates, the nature and scope of readership, reader response to advertisers' products and services and the effectiveness of sales teams. Other competitive factors in publishing include product positioning, editorial quality, circulation, price and customer service, which impact readership audience, circulation revenues and ultimately, advertising revenues. Because our industry is relatively easy to enter, we anticipate that additional competitors, some of whom may have greater resources than we do, may enter these markets and intensify competition.

Our principal vendors are consolidating and this may adversely affect our business and operations.

   We rely on our principal vendors and their ability or willingness to sell products to us at favorable price and other terms. Many factors outside our control may harm these relationships and the ability or willingness of these vendors to sell these products to us on such terms. Our principal vendors include paper suppliers, printers, subscription fulfillment houses and national newsstand distributors. Each of these industries is currently experiencing consolidation among its principal participants. Such consolidation may result in all or any of the following which could adversely affect our results of operations:

    .  decreased competition leading to increased prices;

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

   Postage for magazine distribution is also one of our significant expenses. We primarily use the U.S. Postal Service to distribute magazine subscriptions. We may not be able to recover, in whole or in part, paper or postage cost increases. Postage rates increased 5.0% in January 1999, 9.9% in January 2001 and 2.6% in July 2001. These increases have had a negative impact on our recent operating results. Postage rates are expected to increase approximately 10.0% in June 2002, which increase will have a negative impact on our cash flow. Any further postage rate increases will also have an adverse effect on our cash flow.

ITEM 2.  PROPERTIES

   The Company's principal properties are as follows:

                                                   Lease    Approximate
                                                 Expiration Square Feet
                                                 ---------- -----------
         New York, New York (Headquarters)......    2019      400,000
         San Francisco, California..............    2004       71,000
         Medford, Massachusetts.................    2010       35,000
         Oakbrook, Illinois.....................    2008       19,000

   As part of our 2001 cost reduction program, we closed 8 properties covering approximately 60,000 square feet with lease terms expiring through 2006. Two of the properties covering approximately 24,000 square feet have been subleased. We also subleased approximately 194,000 square feet of our New York headquarters with sublease terms expiring in 2019. We are currently attempting to sublease or terminate leases relating to the remaining closed properties.

   Properties other than those listed above include seven sales and/or general offices under leases expiring through 2006, located in cities throughout the United States. We do not own real property and we lease all of our offices from third parties. We believe our facilities are in good operating condition and are suitable and adequate for our current operation.

ITEM 3.  LEGAL PROCEEDINGS

   On September 6, 2001, the Company's former Chief Executive Officer initiated a lawsuit in New York State Supreme Court, New York County, alleging 19 causes of action arising out of the termination of his employment, including breach of contract, intentional misrepresentation, age discrimination and defamation. The Company's motions to dismiss 12 of the 19 counts, and to dismiss several of the named individual defendants, was granted on March 7, 2002. Discovery is proceeding in this case. The Company intends to continue to vigorously defend this lawsuit.

   On October 17, 2001, the former Publisher of The Net Economy initiated a lawsuit in the Supreme Court of the State of New York, Nassau County, alleging breach of contract, fraudulent inducement, and various other claims arising out of the termination of his employment. The Company made a motion to dismiss the entire case in December 2001, which is pending before the Court. The Company intends to continue vigorously defending this lawsuit.

   The Company is a defendant, along with numerous other magazine publishing companies in In Re Magazine Antitrust Litigation, pending in Federal District Court for the Southern District of New York. The case is a consolidation of approximately 25 separate class action price fixing lawsuits that were commenced beginning on July 19, 2000, alleges a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The parties have reached an agreement in principal to settle the case, which should be finalized shortly. The plaintiffs made a motion for partial summary judgment, which has been stayed pending the settlement discussions. The proposed settlement would include a non-material cash payment by the Company.

   On February 27, 2001, International Data Group ("IDG") initiated a lawsuit, International Data Group v. Ziff Davis Media, in the Federal District Court in Delaware alleging trademark infringement arising out of the launch of the Company's new magazine, CIO Insight. IDG's motion for a preliminary injunction was denied on May 24, 2001, discovery concluded, and the other parties made cross-motions for summary judgment on January 22, 2002. The parties have reached an agreement in principal to settle this case, which should be finalized shortly. The proposed settlement agrees to terms of use of our CIO Insight trademark. We do not expect the proposed settlement to have a material adverse effect on the Company's financial condition, results of operation or liquidity.

   The Company is also subject to various claims and legal proceedings that arise in the ordinary course of business. However, the Company does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

   The Company is a wholly-owned subsidiary of Ziff Davis Holdings Inc. There is no public trading market for the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

   The following table presents our selected financial data. The selected financial data as of December 31, 1998 and 1999, for the three years in the period ended December 31, 1999 and for the period January 1 to April 4, 2000 were derived from the audited carve-out financial statements and the related notes of our Predecessor. The balance sheet information at December 31, 1997 is unaudited. The selected financial data as of December 31, 2001, and for the fiscal year and nine months ended March 31, 2001 and December 31, 2001, respectively, was derived from our audited consolidated financial statements and the related notes. Selected financial data may not be comparable due to differing accounting basis resulting from changes in ownership. On April 5, 2000 our Predecessor, the publishing division of Ziff-Davis Inc., was purchased by an investor group led by Willis Stein. Accordingly, we have separated the periods of different ownership in the table below. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes to those statements, included elsewhere in this Form 10-K.

                              Nine Months  Fiscal Year    Period
                                 ended        ended    January 1 to          Years ended December 31,
                              December 31,  March 31,    April 4,    ----------------------------------------
                                  2001        2001         2000          1999          1998          1997
(in thousands of dollars)     ------------ ----------- ------------- ------------- ------------- -------------
                                                       (Predecessor) (Predecessor) (Predecessor) (Predecessor)
Statement of Operations
  Data:
Revenue, net.................  $ 224,620    $ 440,485    $128,941      $ 535,709    $  540,977    $  575,206
Cost of production...........     81,726      139,284      38,733        158,040       167,284       165,794
Selling, general and
  administrative expenses....    173,112      254,542      76,029        278,602       284,098       294,166
Depreciation and amortization     62,636       66,098      12,066         82,477        82,263        81,556
Year 2000 remediation
  expense....................         --           --          --          3,027            --            --
Write-down of intangible
  assets (1).................    240,077           --          --        778,760            --            --
Restructuring charge (2).....     37,412           --          --             --        39,995            --
                               ---------    ---------    --------      ---------    ----------    ----------
Income (loss) from operations   (370,343)     (19,439)      2,133       (765,197)      (32,663)       33,690
Net income (loss)............   (415,693)     (73,435)        304       (583,034)      (23,651)        3,429

Cash Flows and Other Data:
Cash Flows:
   Operating.................  $ (64,460)   $  37,618    $ 15,241      $  91,429    $   89,784    $   75,140
   Investment................     (8,704)    (802,546)     (2,608)       (16,338)      (18,159)      (17,967)
   Financing.................     67,830      787,817     (10,488)       (78,913)      (60,581)      (55,440)
Capital expenditures.........     23,336       33,655       1,792         10,840        17,559         8,016
Depreciation and amortization     62,636       66,098      12,066         82,477        82,983        81,556
EBITDA(3)....................    (30,410)      47,998      15,315        103,581        91,750       115,581

At End of Period:
Cash and cash equivalents....  $   9,555    $  24,889    $  4,632      $   2,487    $    6,309    $    4,265
Total assets.................    514,894      852,927     915,306        931,248     1,727,883     1,791,756
Total debt...................    429,201      459,167          --             --            --            --
Division equity (4)..........         --           --     816,545        826,725     1,466,616     1,546,198
Total stockholder's (deficit)
  equity.....................    (39,728)     278,565          --             --            --            --

--------
(1) Reflects an adjustment by the seller in 1999 to write-down the intangible assets to reflect Ziff Davis Media's $780.0 million acquisition price. In 2001, reflects asset impairment costs incurred related to the closure of magazines.
(2) The restructuring charges incurred in 1998 and 2001 were primarily non-cash and related to the closure of magazines. They include the write-off of intangible assets, severance costs and costs to exit activities, such as facilities closure costs.
(3) EBITDA is defined as income before provision for income taxes, interest expense, depreciation and amortization expense and other non-cash charges, such as the write-down of intangible assets and restructuring charges. EBITDA, as defined, is not a measure of performance under GAAP, and EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company's ability to service debt. EBITDA (subject to certain adjustments) is also a component of our debt compliance calculations. However, our method of computation may not be comparable to similarly titled measures of other companies.
(4) Division equity is presented because prior to the closing of the transactions we were a division of Ziff-Davis Inc. and were not a separate legal entity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Historical results and percentage relationships set forth in the audited consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

Overview

   We are a multimedia content company whose principal business is publishing. We publish and license magazines, provide editorial content about technology and the Internet, both in print and online, and produce seminars and webcasts. On April 5, 2000, we acquired certain publishing assets ("Ziff Davis Publishing", "ZDP" or the "Predecessor") from Ziff-Davis Inc. ("ZDI"), an unrelated company for $780.0 million plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting. In January 2002, we changed our year-end from March 31 to December 31, effective December 31, 2001.

   We had no operations prior to April 5, 2000 (date of Acquisition). Our financial statements as of December 31, 2001 and for the nine months then ended, and as of March 31, 2001 and for the fiscal year then ended are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. The combined financial statements of the Predecessor for the period prior to April 5, 2000 are prepared on a carve-out basis, as ZDP was not a separate legal entity owned by ZDI.

   The Company's operations are classified into two operating segments, Established Businesses and Developing Businesses. The Established Businesses segment is comprised of the "Restricted Subsidiaries" (described below). The Developing Businesses segment is comprised of the "Unrestricted Subsidiaries" (described below).
   The publishing assets that were acquired from ZDI will herein be referred to as the "Restricted Subsidiaries". Since April 5, 2000, we have formed two subsidiaries which are focused on developing and launching new products and businesses. These subsidiaries, Ziff Davis Development Inc. ("LaunchCo") and Ziff Davis Internet Inc. ("InternetCo"), are collectively referred to, and defined under our debt agreements, as "Unrestricted Subsidiaries". We are developing new publications and businesses through LaunchCo and developing Internet-related ventures leveraged off our editorial expertise and relationships with our audience and advertisers through InternetCo. Where appropriate in our discussion below, we have separately identified amounts associated with the Restricted Subsidiaries and the Unrestricted Subsidiaries when comparing amounts to prior year periods.

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

Recent Developments

Technology Sector, Economic Trends and Business Outlook

   Our revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by our clients, the extent to which sellers elect to advertise using print and online media, changes in paper prices and postage rates, and competition among computer technology marketers, including print publishers, and providers of other technology information services. Accordingly, we may experience fluctuations in revenue and profitability from period to period. Many of our large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally affecting the technology industry, including pricing pressures and temporary surpluses of inventory.

   Our revenue and profitability are also influenced by internal factors such as product mix and the timing and frequency of our new product launches. New publications generally require several years to achieve profitability and upon achieving initial profitability, often have lower operating margins than more established publications. Accordingly, our total Company revenue and profitability from year to year may be affected by the number and timing of new product launches. If we conclude that a new publication or service will not achieve certain milestones with regard to revenue, profitability and cash flow within a reasonable period of time, management may discontinue such publication or service or merge it into another existing publication or service.

   Current economic trends in the United States have had a significant negative impact on our business. These trends include consolidation among our advertisers and a general decline in advertising spending. In response to this decline, we began a restructuring program during which we consolidated operations and eliminated headcount to reduce costs.

   Lastly, we have stated previously that projected EBITDA for the first quarter of 2002 for the Restricted Subsidiaries will be between $2.0 and $5.0 million, or down 82% to 54%, respectively, versus $10.9 million for the quarterly period ended March 31, 2001. We now expect these results to be on the higher end of that range.

Restructuring and Recapitalization Initiatives

   As reflected in the accompanying audited consolidated financial statements, we incurred significant net losses during the fiscal year ended March 31, 2001 and nine months ended December 31, 2001 and the audit report on these financial statements expresses substantial doubt about our ability to continue as a going concern. As of December 31, 2001, an event of default existed under our Senior Credit Facility. Accordingly, the full amount outstanding under that facility was subject to acceleration by the lenders. Amendments entered into in January and March 2002 with our senior lenders provided forbearance for these covenant defaults through June 28, 2002. We do not believe that our cash on hand along with existing sources of cash are sufficient to fund our cash needs over the next twelve months under the current capital structure, potentially including our ability to make our semi-annual interest payment on our Senior Notes due on July 15, 2002.

   In order to address this situation, we began a restructuring program during 2001 in an effort to consolidate operations and reduce costs. Further, we engaged Greenhill & Co., LLC as our financial advisors to assist senior management in evaluating strategic alternatives for recapitalizing our Senior Notes. On April 30, 2002, we reached an agreement with bondholders owning approximately 60% in aggregate principal amount of our Senior Notes, pursuant to which they agreed, subject to the terms and conditions outlined therein, to support a comprehensive financial restructuring under which we would significantly reduce our debt and debt service requirements and receive a cash infusion of $80.0 million.

   The terms of the proposed financial restructuring are as follows:

  . Willis Stein would contribute up to $80.0 million in cash in exchange for new preferred stock and warrants for the purchase of common stock of our Parent and would exchange the Senior Notes it holds in the Exchange Offer described below.

  . All of the holders of the Senior Notes would be offered in the aggregate $30.0 million in cash, $95.0 million in new Payment-in-Kind (PIK) senior subordinated notes issued by Ziff Davis Media Inc. (the "PIK Notes") as well as $30.0 million in liquidation preference of new preferred stock of our Parent, and warrants for the purchase of common stock of our Parent in exchange for their existing notes (the "Exchange Offer").

  . Our Senior Credit Facility with the senior bank lenders would remain outstanding, though we anticipate certain negotiated modifications.

  . The completion of the proposed financial restructuring is subject to numerous conditions, including (1) that holders representing 95% in aggregate principal amounts of the Senior Notes tender their notes in the Exchange Offer (the "Minimum Condition") and (2) the willingness of the senior bank lenders to agree to a number of proposed modifications of our existing Senior Credit Facility. Our agreement with the bondholders referenced above expires if we do not commence the Exchange Offer before June 25, 2002, or if we do not complete the Exchange Offer before July 25, 2002. In connection with the Exchange Offer, we intend to also solicit consents for a prepackaged plan of reorganization to maximize the likelihood of receiving the Minimum Condition of the Exchange Offer.

   There can be no assurance that our cost reductions will be successful or that we will achieve a level of revenue that will allow us to return to profitability. Additionally, there can be no assurance that we will be successful in recapitalizing our Senior Notes or in being granted further forbearance under our Senior Credit Facility beyond June 28, 2002.

   The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of classification of liabilities that might result should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon, but not limited to our ability to (1) generate sufficient cash flow to meet our obligations on a timely basis, (2) to comply with the terms of our Senior Credit Facility, as amended, and our Senior Notes indenture, (3) to obtain additional financing or refinancing as may be required and (4) ultimately, to re-establish profitable operations.

Results of Operations--Nine Months Ended December 31, 2001 Compared to Nine Months 2000

Revenue, net

   Revenue was $224.6 million for the nine months ended December 31, 2001, compared to $353.1 million in the comparable prior year period, a decrease of $128.5 million, or 36.4%.

   Revenue from the Restricted Subsidiaries was $205.6 million compared to $346.4 in the comparable prior year period, a decrease of $140.8 million, or 40.6%. Excluding discontinued publications within the Restricted Subsidiaries (Family PC, Smart Partner and Interactive Week), revenue was down $89.4 million or 32.9% from $271.9 million. Discontinued publications accounted for $23.1 million of revenue for the nine months ended December 31, 2001 and $74.5 million of the same period last year. The $89.4 million decline in revenue from continuing publications was largely due to an advertising revenue decline of $69.4 million primarily related to a decline in ad pages of 36.4%. Circulation revenue for the continuing businesses in the Restricted Subsidiaries declined $15.3 million, or 25.6%, to $44.4 million. This decline relates to a 24.0% decrease in single-copy revenue and a 26.6% decline in subscription revenue compared to the same prior year period. Both newsstand and subscription revenue have been negatively impacted by the current economic conditions. Other revenue related to the Restricted Subsidiaries' continuing businesses was down $4.8 million, or 27.2%, primarily driven by decreased royalty revenue due to amended terms of our license agreement with ZDNet.

   Revenue from the Unrestricted Subsidiaries was $19.0 million for the nine months ended December 31, 2001 compared to $6.7 million in the comparable prior period. The increase primarily relates to (1) advertising revenue from new publications (The Net Economy, CIO Insight and Baseline), (2) services provided by eTESTING LABS as well as (3) revenue from our Internet business which was nearly zero in the prior year period. The growth in our revenue from Unrestricted Subsidiaries was partially offset by the closure of Expedia Travels magazine in October 2001.

Cost of production

   Cost of production was $81.7 million for the nine months ended December 31, 2001, compared to $106.4 million for the comparable prior year period, a $24.7 million or 23.2% decrease.

   Cost of production related to the Restricted Subsidiaries decreased $27.2 million, or 26.6% from $102.1 million to $74.9 million in the nine months ended December 31, 2001. Excluding discontinued publications within the Restricted Subsidiaries, cost of production decreased 21.2% from $81.7 million to $64.3 million. This decrease was primarily due to a decline in total pages produced in our magazine portfolio and paper prices, partially offset by an increase in postage rates. In January 2001, the Governor of the U.S. Postal Service approved a 9.9% increase in postage rates for calendar year 2001. In addition, a 2.6% increase in postage rates was effective July 2001. Excluding discontinued publications, cost of production as a percentage of revenue increased from 30.0% to 35.3% of revenue for the nine months ended December 31, 2000 and 2001, respectively. This increase is primarily attributable to the decline in revenue described above.

   Cost of production related to the Unrestricted Subsidiaries were $6.8 million compared to $4.3 million in the prior year period. The cost increase was related to the new publications, The Net Economy, CIO Insight, Baseline and Internet ventures, which were in early development stages during the prior period.

Selling, general and administrative expenses

   Selling, general and administrative expenses excluding restructuring charges for the nine months ended December 31, 2001 were $173.1 million compared to $185.8 million for the nine months ended December 31, 2000.

   Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $44.5 million or 28.1%, from $158.6 million to $114.1 million. Excluding discontinued publications within the Restricted Subsidiaries, selling, general and administrative expenses decreased $27.9 million or 23.0% from $121.2 million to $93.3 million. This decrease was primarily related to cost reductions realized in circulation acquisition, editorial, marketing and sales as well as bad debt expense. The Restricted Subsidiaries' selling, general and administrative expenses as a percentage of revenue increased from 45.8% for the nine months ended December 31, 2000 to 55.5% for the nine months ended December 31, 2001, primarily related to the revenue decline described above.

   Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $59.0 million and $27.2 million for the nine months ended December 31, 2001 and 2000, respectively. The increase relates to our newly launched publications and Internet ventures which were in early development stages during the prior year period.

  Restructuring costs

   Current economic trends in the United States have had a significant negative impact on our business. These trends include consolidation among advertisers and a general decline in advertising spending. In response to this decline, we began a restructuring program in the quarter ended June 30, 2001 under which we began consolidating operations and reducing our workforce.

   We incurred a pre-tax charge of $277.5 million for this restructuring program, $240.1 million recorded as a write-down of intangible assets and the remainder as restructuring charge in our Statement of Operations for the nine months ended December 31, 2001. The charge includes non-cash asset impairment costs of $251.6 million, employee termination costs of $13.0 million and costs to exit activities of $12.9 million. The costs primarily relate to (1) the closure of Family PC, Expedia Travels and Smart Partner magazines and related websites, (2) the consolidation of Interactive Week into eWEEK, (3) the restructuring of our sales, marketing, editorial and overhead functions across all platforms, (4) the closure of Zcast.tv, a website, and (5) the consolidation of the Company's real estate facilities. Due to the timing of decisions made in regard to these plans, $1.1 million of the charge was recorded during the quarter ended June 30, 2001, $24.4 million was recorded during the quarter ended September 30, 2001 and the remainder was recorded during the quarter ended December 31, 2001. As of December 31, 2001, we had approximately $17.6 million of accrued costs remaining. The remaining accrued expenditures primarily relate to workforce reduction costs, facilities consolidation expenses and capital restructuring costs, and we anticipate making $11.0 million of cash payments related to those accruals in 2002.

Depreciation and amortization expense

   Depreciation and amortization expenses were $62.6 million and $47.2 million for the nine months ended December 31, 2001 and 2000, respectively. The increase is principally attributable to higher depreciation expense related to additional capital spending in the second half of the prior fiscal year. As part of the restructuring program, the Company wrote-off a net book value of $219.8 million of goodwill and intangible assets and $30.8 million of fixed assets during the nine months ended December 31, 2001 (See Notes 8 and 10 to the Consolidated Financial Statements). These write-offs will reduce 2002 annual depreciation and amortization expense by approximately $34.3 million.

   Upon adoption of a recent accounting pronouncement (described below under--Recent Accounting Pronouncements), we will no longer amortize goodwill and indefinite lived intangible assets in 2002, which will result in further reduction of annual amortization expense by approximately $11.1 million.

Interest expense, net

   Interest expense was $36.9 million for the nine months ended December 31, 2001 compared to $42.2 million for the nine months ended December 31, 2000. Our weighted average debt outstanding was approximately $441.1 million and $545.5 million, and our weighted average interest rate was 10.35% and 11.16% for the nine months ended December 31, 2001 and 2000, respectively.

Joint ventures

   Our equity in income (loss) from joint ventures decreased $1.2 million from an income of $1.0 million in the nine months ended December 31, 2000 to a loss of $0.2 million in the nine months ended December 31, 2001, primarily due to a decrease in income from Mac Publishing LLC. In October 2001, we sold our 50% ownership interest in Mac Publishing LLC. Proceeds from the sale were $4.1 million resulting in a non-cash loss of $7.8 million.

Income taxes

   The income tax provision of $0.5 million for the nine months ended December 31, 2001 and the income tax provision of $1.4 million in the nine months ended December 31, 2000 represent effective rates of negative 0.1% and negative 5.0%, respectively. The negative effective rate for the nine months ended December 31, 2001 results from certain minimum state and local taxes despite the consolidated entity having a nine-month pre-tax loss.

Net loss

   As a result of the factors described above, we incurred a net loss of $415.7 million for the nine months ended December 31, 2001, an adverse change of $386.9 million compared to a net loss of $28.8 million for the nine months ended December 31, 2000.

EBITDA

   EBITDA is defined as income before provision for income taxes, interest expense, depreciation and amortization expense and other non-cash charges, such as the write-down of intangible assets and restructuring charges. EBITDA, as defined, is not a measure of performance under GAAP, and EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company's ability to service debt. EBITDA (subject to certain adjustments) is also a component of our debt compliance calculations. However, our method of computation may not be comparable to similarly titled measures of other companies.

   EBITDA for the nine months ended December 31, 2001 and 2000 was as follows:

                                                              Nine Months ended
                                                                December 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
  Established Businesses (Restricted Subsidiaries)........... $ 16.4    $ 86.6
  Developing Businesses (Unrestricted Subsidiaries)..........  (46.8)    (24.7)
                                                              ------    ------
  Total Company.............................................. $(30.4)   $ 61.9
                                                              ======    ======

   EBITDA attributable to discontinued publications account for $8.3 million in losses and $16.5 million in income of the total EBITDA in the nine month period of 2001 and 2000, respectively.

Results of Operations--Fiscal Year Ended March 31, 2001 Compared to Year Ended December 31, 1999 (Predecessor)

   The table below sets forth our consolidated summary of operations (in millions of dollars and as a percentage of net revenue) for the fiscal year ended March 31, 2001 and the year ended December 31, 1999 (Predecessor), respectively. For comparative purposes, pro forma adjustments have been made to the 1999 figures to exclude the operating results of eTESTING LABS and ZDP's wholly-owned international operations which, as described above, have been sold (eTESTING LABS was sold from PubCo to DevCo).

                                                                         For the Year ended
                                                                         December 31, 1999
                                                                           (Predecessor)
                                                                 ---------------------------------
                                                  For the Fiscal
                                                    Year ended            International
                                                  March 31, 2001          Operations &
                                                  --------------            eTESTING
                                                      Actual     Actual      LABS(1)     Pro Forma
                                                  -------------- -------  ------------- -----------
                                                                           (unaudited)  (unaudited)
Statement of Operations Data:
Revenue, net.....................................     $440.5     $ 535.7     $ 81.5       $ 454.2
Cost of production...............................      139.3       158.0       27.9         130.1
Selling, general and administrative expenses.....      254.5       281.6       61.4         220.3
Depreciation and amortization....................       66.1        82.5        3.1          79.4
Write-down of intangible assets..................         --       778.8        2.8         775.9
                                                      ------     -------     ------       -------
Loss from operations.............................      (19.4)     (765.2)     (13.7)       (751.5)
Equity in income from joint ventures.............        1.3         1.9         --           1.9
Interest expense, net............................       54.7          --         --            --
Income tax (benefit) provision...................        0.6      (180.3)        --        (180.3)
                                                      ------     -------     ------       -------
Net loss.........................................     $(73.4)    $(583.0)    $(13.7)      $(569.3)
                                                      ======     =======     ======       =======
Other Data:
EBITDA, as defined herein........................     $ 48.0     $ 103.6     $ (7.8)      $ 111.4
EBITDA, as defined--Restricted Subsidiaries......       97.5         n/a        n/a           n/a
EBITDA, as defined--Unrestricted Subsidiaries....      (49.5)        n/a        n/a           n/a

--------
(1) As discussed above, we determined to sell our international operations at the time of the Acquisition and completed the sale in August 2000. Accordingly, the net assets related to these operations were recorded as assets held for sale at the estimated net proceeds from the sale and liquidation of the business, as adjusted for estimated cash flows from these operations and an allocation of interest expense for the estimated holding period. The financial statements for the fiscal year ended March 31, 2001 do not reflect any results of operations of the international operations. The discussion below excludes the impact of the above-described international operations for the year ended December 31, 1999. Additionally, eTESTING LABS became an Unrestricted Subsidiary business unit in the quarter ended March 31, 2001. As a result, for the year ended December 31, 1999 pro forma adjustments have been made to revenue, cost of production and selling, general and administrative expense in order to present the comparative results for the Restricted Subsidiaries.

Revenue, net

   Revenue was $440.5 million for the fiscal year ended March 31, 2001, compared to $535.7 million in the year ended December 31, 1999, a decrease of $95.2 million, or 17.8%. Revenue from the Unrestricted Subsidiaries was $10.5 million for the fiscal year ended March 31, 2001, which primarily related to service fees earned by eTESTING LABS and advertising revenue from new publications, The Net Economy and Expedia Travels. Excluding the Unrestricted Subsidiaries, advertising revenue decreased by $17.2 million, or 5.1%, to $322.5 million. This decrease in advertising revenue was due to a 17.2% decline in advertising pages, partially offset by 13.3% increase in average revenue per page. Other revenue, which is primarily derived from royalties, mail list rentals and other services, increased $9.3 million, or 45.6%, to $29.6 million. This increase is due primarily to (1) $5.0 million of fees related to certain services we provide to Computer Shopper, an unaffiliated magazine and (2) a $4.1 million increase in royalty revenue, primarily due to a $1.5 million increase in license fees from ZDNet. Circulation revenue decreased $15.9 million to $78.2 million, or 16.9%, primarily related to fewer single-copy sales as compared to the year ended December 31, 1999. Excluding the Unrestricted Subsidiaries, advertising, circulation and other revenue accounted for 74.0%, 18.0% and 8.0% of our consolidated net revenue during the fiscal year ended March 31, 2001, as compared to 72.9%, 22.5% and 4.6% in the year ended December 31, 1999.

Cost of production

   Cost of production was $139.3 million for the fiscal year ended March 31, 2001 compared to $158.0 million for the year ended December 31, 1999, a decrease of $18.7 million, or 11.8%. Cost of production related to the Unrestricted Subsidiaries was $7.6 million which primarily related to the new publications, The Net Economy and Expedia Travels. Excluding the Unrestricted Subsidiaries cost of production increased $1.6 million, or 1.2%. This increase was due to (1) an increase of approximately 5.7% in the total number of copies printed to meet increased circulation levels in our aggregate magazine portfolio and (2) an increase of approximately 5.5% in our average price per pound of paper primarily driven by the mix of paper used in our publications. These increases were partially offset by a decline in total pages produced in our magazine portfolio. Cost of production, excluding Unrestricted Subsidiaries, increased as a percentage of net revenue to 30.6% from 28.6% in the previous period, due to the increased circulation levels partially offset by higher advertising revenue per page being achieved. The Governors of the U.S. Postal Service approved a 2.6% increase in postage rates for calendar year 2001.

Selling, general and administrative expenses

   Selling, general and administrative expenses for the fiscal year ended March 31, 2001 were $254.5 million compared to $281.6 million for the year ended December 31, 1999, a decrease of $27.1 million, or 9.6%. Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $52.4 million and consisted mainly of operating, pre-publication and business development expenses for our new publications and Internet ventures. Excluding Unrestricted Subsidiaries, selling, general and administrative expenses decreased $18.2 million, or 8.3%. This decrease was partially related to cost reductions realized in administrative areas such as corporate sales, information technology, finance and human resources, as well as reduced bad debt expense. In addition, the prior year period includes approximately $3.0 million of costs related to remediation of the Year 2000 problem. These selling, general and administrative expense reductions were partially offset by increased editorial, brand development, sales and marketing spending in support of our magazine portfolio, brand repositioning and growth initiatives. Excluding Unrestricted Subsidiaries, selling, general and administrative expenses as a percentage of revenue decreased from 48.5% to 47.0% for the year ended December 31, 1999 and fiscal year ended March 31, 2001, respectively

Interest expense, net

   Interest expense was $54.7 million for the fiscal year ended March 31, 2001 compared to no interest expense in the year ended December 31, 1999. This increase is the result of indebtedness incurred in connection with the Acquisition, and the issuance of our Senior Notes, in fiscal year 2001. Our weighted average debt outstanding was approximately $554.6 million and our weighted average interest rate was 10.9% for the fiscal year ended March 31, 2001. Prior to the transactions, external financing transactions were executed and funded by ZDI, as a result, interest expense of the Predecessor is not applicable.

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

EBITDA

   EBITDA is defined as income before provision for income taxes, interest expense, depreciation and amortization expense and other non-cash charges, such as the write-down of intangible assets. EBITDA, as defined is not a measure of performance under GAAP, and EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company's ability to service debt. EBITDA (subject to certain adjustments) is also a component of our debt compliance calculations. However, our method of computation may not be comparable to similarly titled measures of other companies.

   EBITDA for the fiscal year ended March 31, 2001, was $48.0 million. EBITDA related to the Unrestricted Subsidiaries was a loss of $49.5 million. Excluding Unrestricted Subsidiaries, EBITDA was $97.5 million compared to $111.4 million for the year ended December 31, 1999, a $13.9 million or 12.5% decrease.

Results of Operations--Period January 1, 2000 to April 4, 2000 (Predecessor) Compared to the Three Months Ended March 31, 1999 (Predecessor)

Revenue, net

   Revenue increased by $2.1 million, or 1.7%, from $126.8 million in the three months ended March 31, 1999 to $128.9 million in the comparable period in 2000. This increase reflects significant growth in our newer publications, including Yahoo! Internet Life and Interactive Week, partially offset by lower advertising in certain of our business publications. Margin pressures on smaller computer equipment manufacturers and the resulting consolidation in that industry have contributed to a reduced demand for advertising in certain of our business publications. Revenue from international operations, which generated 15.2% of revenue, decreased $0.5 million, or 2.7%. Other revenue increased $2.1 million, or 45.5%, due to an increase in royalties from ZDNet and the launch of eTESTING LABS external testing services.

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

Liquidity and Capital Resources

   Total cash at December 31, 2001 was $19.6 million, of which $1.5 million was earmarked for Unrestricted Subsidiaries. We have historically relied upon cash flow from operating activities, borrowings under our Senior Credit Facility and additional investments to finance our operations.

   Under our Senior Credit Facility, we have Restricted and Unrestricted Subsidiaries. As described above, the Unrestricted Subsidiaries are our Developing Businesses represented by LaunchCo and InternetCo. The Restricted Subsidiaries represent our Established Businesses and are generally comprised of businesses that were acquired from ZDI. The Senior Credit Facility and the indenture governing the Senior Notes place restrictions on funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries and generally require them to be funded through separate and distinct sources. The Unrestricted Subsidiaries have historically been funded primarily by equity contributions and loans from the Restricted Subsidiaries.

   As we continue to develop and launch products or businesses within LaunchCo and InternetCo, we may seek additional funding and the amount and timing of such funding needs will vary depending upon approval and implementation of the related business plans. Under the terms of our amended debt agreements, the Restricted Subsidiaries are generally not able to invest further in the Unrestricted Subsidiaries except for (1) equity specifically contributed to us and earmarked for use by the Unrestricted Subsidiaries and (2) certain borrowings under our Senior Credit Facility may be used to fund the Unrestricted Subsidiaries.

Sources and Uses of Cash--Nine Months Ended December 31, 2001 and 2000

   Details of changes in cash and cash equivalents during the nine months ended December 31, 2001 and 2000 are discussed below.

   Operating Activities. Cash used by operating activities was $64.5 million for the nine months ended December 31, 2001, compared to $46.5 million provided by operating activities for the nine months ended December 31, 2000, a decrease of $111.0 million. The decrease was primarily attributable to the $92.3 million decline in EBITDA, $8.2 million of cash expenditures related to the restructuring program, an increase in cash paid for interest and working capital changes.

   Investing Activities. Cash used by investing activities was $8.7 million for the nine months ended December 31, 2001. Capital expenditures of $23.3 million ($8.5 million associated with the Restricted Subsidiaries) were partially offset by the receipt of $10.5 million associated with the acceleration of international sale proceeds, $4.1 million from the sale of our 50% interest in Mac Publishing, LLC and $0.1 million of distributions from our Mac World joint venture. Cash used by investing activities was $786.0 million in the nine months ended December 31, 2000 and reflects cash used primarily for our purchase of ZDP at a total cost of approximately $798.3 million, including fees and expenses, and $18.9 million in capital expenditures ($8.1 million associated with the Restricted Subsidiaries). These cash investments were partially offset by proceeds from sale of our international operations of $28.5 million and distributions of $3.1 million from our Macworld joint venture. We anticipate making additional capital investments in connection with the continued development of the businesses of the Unrestricted Subsidiaries, however, the amount and timing of such investments has not yet been determined and will vary depending upon the implementation of the related business plans.

   Financing Activities. Cash provided by financing activities was $67.8 million for nine months ended December 31, 2001. Cash was provided by capital contributions of $98.5 million, of which $35.0 million was used to prepay principal outstanding under senior credit facilities, $15.0 million was used for working capital purposes and $48.5 million was earmarked to fund the Unrestricted Subsidiaries. In addition to the cash capital contributions, the Company issued $0.7 million of capital related to reimbursement of Willis Stein for travel and other out-of-pocket expenses of our Parent's directors. Additionally, we borrowed $10.0 million under our revolving credit facility. These proceeds were partially offset by a $35.0 million prepayment and $5.0 million of scheduled principal payments under our Senior Credit Facility. Cash provided by financing activities was $822.4 million for the nine months ended December 31, 2000 related to financing activities associated with the Acquisition. At December 31, 2001, all of our bank debt under our Senior Credit Facility was subject to acceleration by the lenders because of the event of default (see Note 13 to the audited consolidated financial statements). However, in 2002 we amended our Senior Credit Facility agreement to provide forbearance for these defaults through June 28, 2002.

Financing Summary

   In May 2001, a capital contribution of $20.0 million was received and earmarked for funding of the Unrestricted Subsidiaries. In June 2001, $8.0 million was loaned from the Restricted Subsidiaries to the Unrestricted Subsidiaries. An additional $19.0 million of capital contributions received in July and August 2001 was also earmarked for funding the Unrestricted Subsidiaries. In October 2001, we received a $9.5 million capital contribution earmarked for the Unrestricted Subsidiaries. In addition to the cash capital contributions, the Company issued $0.7 million of capital related to reimbursement of Willis Stein for travel and other out-of-pocket expenses of our Parent's directors.

   In July 2001, we entered into an agreement to accelerate receipt of deferred payments due in respect of the sale of our international operations. As a result of this agreement, we received $10.5 million in settlement of the five $3.0 million annual installments due under the original agreement. We received an $8.0 million payment in July 2001 and a $2.5 million payment in December 2001. This transaction is one of the specified dispositions under our amended Senior Credit Facility agreement, which allows $5.0 million of the initial payment and $2.5 million of the December 2001 payment to be used to fund the Unrestricted Subsidiaries.

   In October 2001, we sold our 50% ownership interest in Mac Publishing LLC, a joint venture with IDG for approximately $4.1 million. The cash proceeds from this sale qualified as proceeds from specified asset sales and were used to fund the Unrestricted Subsidiaries.

   In conjunction with our long-term capital restructuring, we are currently seeking to raise additional funding for the Unrestricted Subsidiaries to meet anticipated working capital requirements in our fiscal year. However, there can be no assurance that we will be successful in raising the needed funds. Should funding not be available, we would need to significantly reduce costs and our workforce further, or discontinue these operations, as appropriate.

   Our Restricted Subsidiaries have historically been funded by cash provided by operations, equity contributions and the availability of funds under the revolving portion of our Senior Credit Facility. However, due to a substantial decrease in the number of advertising pages published in our publications and the resulting decline in EBITDA, we have entered into amendments to our Senior Credit Facility. These amendments were initiated to enable us to address covenant compliance issues as well as to provide time for us to pursue our capital restructuring program. An amendment entered into in July 2001, among other things, amended the compliance covenants and adjusted required ratios while reducing availability of the then existing $50.0 million revolving portion of our Senior Credit Facility to $30.0 million, of which only $10.0 million would be available during the amendment period. An amendment entered into in January 2002 provided forbearance for covenant violations through the period of March 15, 2002 and reduced the commitment under the revolving credit facility to $20.0 million. The latest amendment entered into on March 14, 2002 extended the forbearance period through June 28, 2002, reduced the commitment under the revolving portion of our Senior Credit Facility to $10.0 million and requires that certain financial ratios be met during the period through June 28, 2002.

   In consideration for amending the Senior Credit Facility in July 2001, Willis Stein contributed $50.0 million of equity to our Parent. This contribution was then contributed to our capital for the Restricted Subsidiaries, of which $35.0 million was used to repay the Senior Credit Facility and $15.0 million was earmarked for working capital purposes. In addition, interest rates under the Senior Credit Facility were increased and we paid a fee to our lenders totaling approximately $0.5 million. In consideration for the January and March 2002 amendments, we paid fees to our Senior Credit Facility lenders of approximately $1.0 million in total.

   As part of the January 2002 amendment, Willis Stein entered into a participation agreement with certain of our Senior Credit Facility lenders under which Willis Stein funds acquired a $16.0 million participation in loans under our Senior Credit Facility. At the same time, the lenders under the Senior Credit Facility loaned us an additional $16.0 million. We used the proceeds from this loan to make the $15.0 million semi-annual interest payment due January 15, 2002 to holders of our Senior Notes. A further $5.0 million was borrowed in January 2002 under this participation agreement in the manner described above. These borrowings were used to fund the Unrestricted Subsidiaries. In addition to the funding under the participation agreement described above, we received an additional $4.0 million of funding in March 2002 from our Parent, earmarked for our Unrestricted Subsidiaries.

   In conjunction with our long-term capital restructuring, we are seeking a long-term amendment to our Senior Credit Facility. If the current amendment expires on June 28, 2002 without a further amendment or if we violate the amended covenants, an event of default would have occurred. Upon an event of default, the lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest, to be immediately due and payable, to require us to use all available cash to partially repay such borrowings and prevent us from making debt service payments on our Senior Notes, including the $15.0 million interest payment due on July 15, 2002. As of December 31, 2001, total indebtedness was $429.2 million and consisted of $169.2 million of outstanding principal under the term loan portion of the Senior Credit Facility, $10.0 million of outstanding principal under the revolving portion of the Senior Credit Facility, and $250.0 million under the Senior Notes. Upon the occurrence of an event of default under our Senior Credit Facility, interest on outstanding principal converts and accrues at the base rate, which represents the prime rate in effect, plus the applicable margin in effect with respect to the default, plus the default rate of 2.00%. Borrowings under the Senior Credit Facility bore interest rates ranging from 8.02% to 9.75% as of December 31, 2001, which include the 2.00% default rate. This default rate results in approximately $3.6 million of additional interest per annum based on the December 31, 2001 Senior Credit Facility balance. Based on our total debt to EBITDA ratio at December 31, 2001, the then remaining $20.0 million of our $30.0 million revolving portion of the Senior Credit Facility was not available for additional borrowing.

Anticipated Funding Needs and Sources

   The continuing decline of the U.S. economy in general and specifically the technology and advertising markets and its impact on our financial performance will result in our needing to obtain additional funding for the Restricted Subsidiaries through either additional investments or further amendments to the Senior Credit Facility or some combination thereof. Such funding, if obtained, would likely be used for debt service and working capital purposes. Additionally, as the businesses in the Unrestricted Subsidiaries are in their developmental phase, we anticipate they will continue to generate losses and require additional funding throughout 2002 and well into 2003.

   As of March 31, 2002, $19.0 million of potential funding was available through the participation agreement in the senior credit facility described above. However, we do not have any commitments from Willis Stein or any other investor to fund this participation. Additionally, no further borrowings are available under the revolving portion of the Senior Credit Facility. Further, as a result of amendments to and payments under our Senior Credit Facility, the term loan portion and the revolving portion of such facility have been reduced to $188.7 million and $10.0 million, respectively, from the original amounts of $355.0 million and $50.0 million, respectively.

   As described in Note 1 to the audited consolidated financial statements, we do not believe our existing sources of funds will be sufficient to meet our obligations during the next 12 months. In order to address these needs, we are seeking a capital restructuring, including a recapitalization of our Senior Notes. If we are not successful in achieving a capital restructuring or obtaining additional investments from our controlling stockholders or additional borrowings under our Senior Credit Facility, we will be forced to take actions such as discontinuing our business strategy and further reducing costs and capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional equity capital from third parties or seeking bankruptcy protection. The uncertainty regarding our sources of funding results in substantial doubt about our ability to continue as a going concern.

Cyclicality

   Revenue from advertising accounted for approximately 68.7% of our total revenue for the nine months ended December 31, 2001. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results. Further, economic trends could also significantly impact the future growth of our revenue and operating results with respect to prior periods.

Seasonality

   Historically, our business has been seasonal because we have earned a significant portion of our annual revenue in the fourth calendar quarter. This is largely due to the general increase in advertising revenue in the fourth quarter as a result of increased consumer buying activity during the holiday season. Factors affecting the seasonality of our business are holiday spending, customer budgetary spending patterns, new product introductions and general economic trends. Quarterly results may also be affected by the variations in the number of magazines sold in any quarter, timing and termination of existing contractual agreements, costs incurred in connection with internal growth, changes in our mix of customers, fluctuation in the costs of raw materials and other general economic conditions. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any future quarter or for the entire year. We cannot assure you that our fourth quarter revenue will be higher than revenue for our other quarters.

Critical Accounting Policies And Estimates

   In December 2001, the Securities and Exchange Commission ("SEC") issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

   The preparation of our financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances, reserves for severance, closures and restructuring related costs and the recoverability of long-lived assets including excess of purchase price over net assets acquired. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates which would effect our reported results from operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

   Allowances for doubtful accounts are estimated losses resulting from our customers' failure to make required payments. We continually monitor collections from customers and provide for estimated credit losses. We aggressively pursue collection efforts on these overdue accounts and upon collection reverse the write-off in future periods. If future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts.

   Reserves for sales returns and allowances are primarily related to our newsstand sales. We estimate and maintain these reserves based primarily on our distributors' historical return practices and our actual return experience. If actual sales returns and allowances differ from the estimated return and allowance rates used, we may need to increase or decrease our reserve for sales returns and allowances.

   Reserves for severance, closures and restructuring related costs are estimated costs resulting from management's plans and actions to consolidate operations and eliminate headcount to reduce cost. If the future payments of these costs were to differ from our estimates, we may need to increase or decrease our reserves.

   We periodically evaluate the recoverability of our long-lived assets, including property and equipment, goodwill and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with our annual financial review process. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, an impairment is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset.

Recent Accounting Pronouncements

   In April 2001, the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which was later codified along with other similar issues, into EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. We intend to adopt this pronouncement for our fiscal year ended December 31, 2002. The impact of this pronouncement on our financial statement is currently being evaluated. Once adopted, the new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions.

   In July 2001, the Financial Accounting Standard Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. We plan to adopt SFAS Nos. 141 and 142 effective for our fiscal year ending December 31, 2002. We are in the process of finalizing the impact of adopting the provisions of SFAS No. 142. Upon adoption, we will stop amortizing goodwill. In addition, we will stop amortizing approximately $154.0 million of intangible assets deemed to have an indefinite useful life, primarily intangible assets related to the Acquisition. Based on the current levels of goodwill and intangible assets deemed to have an indefinite useful life, the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $11.1 million and subsequently decrease annual net (loss) income by the same amount.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides guidance on classification and accounting for such asset when held for sale or abandonment. We intend to adopt this statement for its fiscal year ending December 31, 2002. We do not expect the implementation of SFAS No. 144 to have a material impact on our financial position, liquidity or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   Our Senior Credit Facility requires that we enter into hedge agreements so that at least 50% of our funded debt be effectively set at a fixed rate of interest. On September 27, 2000, we entered into an interest rate swap agreement for the notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. The effect of this swap agreement, coupled with the fixed interest rate on the Senior Notes, results in $275.0 million or 64.1% of our funded debt being effectively set at a fixed rate of interest as of December 31, 2001. Accordingly, a 1% fluctuation in interest rates would cause a $1.5 million fluctuation in interest expense.

Inflation and Fluctuations In Paper Prices And Postage Costs

   We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our cost of production. Paper prices began to rise in 1994, rose significantly in 1995 and 1996 and then decreased in 1997. During 1998 and 1999, paper prices were relatively flat, with only one price increase occurring in 2000. In 2001 paper prices have significantly declined. During fiscal 2001, we outsourced the majority of our paper buying to printers. As a result, we hold significantly lower levels of inventory and are purchasing paper at or below market prices at the time of use.

   Postage rates increased 5.0% in January 1999, 9.9% in January 2001 and 2.6% in July 2001. In June 2002, postage rates are expected to increase approximately 10.0%. Management considers announced postage rate increases in our pricing policies but there can be no assurance that we will recover the added costs incurred.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ziff Davis Media Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholder's equity present fairly, in all material respects, the financial position of Ziff Davis Media Inc. and its subsidiaries (the "Company") at December 31, 2001 and March 31, 2001, and the results of its operations and cash flows for the nine months ended December 31, 2001 and for the year ended March 31, 2001, respectively, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a significant loss from operations, has negative cash flows from operations and negative equity, and has defaulted on its senior credit facility which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PRICEWATERHOUSECOOPERS LLP
-------------------------------
PricewaterhouseCoopers LLP

New York, New York
March 4, 2002 except as to Note 25
which is as of April 30, 2002.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ziff Davis Media Inc.

   In our opinion, the accompanying carve-out statements of operations, cash flows and changes in divisional equity present fairly, in all material respects, the results of Ziff Davis Publishing's (the "Company") operations and cash flows for the period from January 1, 2000 to April 4, 2000 and for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP
-------------------------------
PricewaterhouseCoopers LLP

New York, New York
May 14, 2001

                             ZIFF DAVIS MEDIA INC.

                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                                                   December 31, March 31,
                                                                                       2001       2001
                                                                                   ------------ ---------
                                                 ASSETS
Current assets:
   Cash and cash equivalents......................................................  $  19,555   $ 24,889
   Accounts receivable, net.......................................................     45,226     52,946
   Inventories....................................................................        360      1,102
   Prepaid expenses and other current assets......................................      7,949     14,508
   Due from affiliate.............................................................         --        354
                                                                                    ---------   --------
       Total current assets.......................................................     73,090     93,799
Property and equipment, net.......................................................     48,280     80,634
Equity investments................................................................         --     12,135
Intangible assets, net............................................................    375,271    639,213
Other assets, net.................................................................     18,253     27,146
                                                                                    ---------   --------
       Total assets...............................................................  $ 514,894   $852,927
                                                                                    =========   ========

                             LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities:
   Accounts payable...............................................................  $  21,347   $ 11,994
   Accrued expenses and other current liabilities.................................     58,983     54,070
   Current portion of long-term debt..............................................    179,201      7,460
   Unexpired subscriptions, net...................................................     36,212     47,179
                                                                                    ---------   --------
       Total current liabilities..................................................    295,743    120,703
Long-term debt....................................................................    250,000    451,707
Other non-current liabilities.....................................................      8,879      1,952
                                                                                    ---------   --------
       Total liabilities..........................................................    554,622    574,362
                                                                                    ---------   --------
Commitments and contingencies (Notes 17 and 18)
Stockholder's (deficit) equity:
   Common stock--$0.01 par value, 1,000 shares authorized, issued and outstanding.         --         --
   Additional paid-in capital.....................................................    451,200    352,000
   Accumulated deficit............................................................   (489,128)   (73,435)
   Accumulated other comprehensive loss...........................................     (1,800)        --
                                                                                    ---------   --------
       Total stockholder's (deficit) equity.......................................    (39,728)   278,565
                                                                                    ---------   --------
       Total liabilities and stockholder's (deficit) equity.......................  $ 514,894   $852,927
                                                                                    =========   ========

  The accompanying notes are an integral part of these financial statements.

                             ZIFF DAVIS MEDIA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                                  Nine Months  Fiscal Year  Period from
                                                     ended        ended    January 1, to  Year ended
                                                  December 31,  March 31,    April 4,    December 31,
                                                      2001        2001         2000          1999
                                                  ------------ ----------- ------------- -------------
                                                                           (Predecessor) (Predecessor)
Revenue, net:....................................  $ 224,620    $440,485     $128,941     $  535,709
Operating expenses:
   Cost of production............................     81,726     139,284       38,733        158,040
   Selling, general and administrative expenses..    173,112     254,542       75,563        277,736
   Depreciation and amortization of property and
     equipment...................................     20,870      16,599        3,413         13,461
   Amortization of intangible assets.............     41,766      49,499        8,653         69,016
   Year 2000 remediation expense.................         --          --           --          3,027
   Non-cash stock-based compensation expense.....         --          --          446            866
   Write-down of intangible assets...............    240,077          --           --        778,760
   Restructuring charges.........................     37,412          --           --             --
                                                   ---------    --------     --------     ----------
   Total operating expenses......................    594,963     459,924      126,808      1,300,906
                                                   ---------    --------     --------     ----------
(Loss) income from operations....................   (370,343)    (19,439)       2,133       (765,197)
Equity in (loss) income from joint ventures......       (192)      1,339          266          1,874
Loss on sale of joint venture....................     (7,802)         --           --             --
Interest expense, net............................     36,855      54,677           --             --
                                                   ---------    --------     --------     ----------
   Net (loss) income before income taxes.........   (415,192)    (72,777)       2,399       (763,323)
Income tax provision (benefit)...................        501         658        2,095       (180,289)
                                                   ---------    --------     --------     ----------
   Net (loss) income.............................  $(415,693)   $(73,435)    $    304     $ (583,034)
                                                   =========    ========     ========     ==========


  The accompanying notes are an integral part of these financial statements.

                             ZIFF DAVIS MEDIA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (dollars in thousands, except per share data)

                                                              Nine Months  Fiscal Year  Period from
                                                                 ended        ended    January 1, to  Year ended
                                                              December 31,  March 31,    April 4,    December 31,
                                                                  2001        2001         2000          1999
                                                              ------------ ----------- ------------- -------------
                                                                                       (Predecessor) (Predecessor)
Cash flows from operating activities:
Net (loss) income............................................  $(415,693)   $ (73,435)   $    304      $(583,034)
Adjustments to reconcile net (loss) income to net cash (used)
 provided by operating activities:
    Depreciation and amortization............................     62,636       66,098      12,066         82,477
    Equity in loss (income) from joint ventures..............        192       (1,339)       (266)        (1,874)
    Deferred tax provision (benefit).........................         --           --       2,095       (185,978)
    Loss on sale of joint venture............................      7,802           --          --             --
    Provision for doubtful accounts..........................      1,645        2,668       1,665          8,977
    Non-cash expense.........................................      2,404        1,995         404          1,774
    Stock-based compensation expense.........................         --           --         446            866
    Amortization of debt issuance costs......................      1,666        2,135          --             --
    Non-cash restructuring charge............................     11,570           --          --             --
    Write-down of intangible assets..........................    240,077           --          --        778,760
Changes in operating assets and liabilities:
    Accounts receivable......................................      6,075       15,421       4,981         (2,909)
    Inventories..............................................        742        9,284        (406)         1,155
    Accounts payable and accrued expenses....................     14,266       31,265      (7,438)        (4,047)
    Unexpired subscriptions & deferred revenue, net..........    (10,967)      (4,901)      2,526           (655)
    Due from affiliate.......................................        354         (354)         --             --
    Prepaid expenses and other, net..........................     12,771      (11,219)     (1,136)        (4,083)
                                                               ---------    ---------    --------      ---------
Net cash (used) provided by operating activities.............    (64,460)      37,618      15,241         91,429
                                                               ---------    ---------    --------      ---------
Cash flows from investing activities:
    Capital expenditures.....................................    (23,336)     (33,655)     (1,792)       (10,840)
    Distributions from joint venture.........................        125        3,600          --          4,000
    Net proceeds from sale of joint venture..................      4,051        1,700          --             --
    Net proceeds from sale of international operations.......     10,500       28,267          --             --
    Acquisitions and investments, net of cash acquired.......        (44)        (505)       (816)        (9,498)
    Acquisition of ZDP, net of cash acquired.................         --     (801,953)         --             --
                                                               ---------    ---------    --------      ---------
Net cash used by investing activities........................     (8,704)    (802,546)     (2,608)       (16,338)
                                                               ---------    ---------    --------      ---------
Cash flows from financing activities:
    Proceeds from issuance of equity securities..............         --      350,000          --             --
    Proceeds from long-term borrowings.......................         --      605,000          --             --
    Proceeds from capital contributions......................     98,500           --          --             --
    Borrowings under credit facilities.......................     10,000           --          --             --
    Repayment of borrowings under senior credit facilities...    (39,966)    (145,833)         --             --
    Proceeds from issuance of senior subordinated notes......         --      175,000          --             --
    Repayment of senior subordinated notes...................         --     (175,000)         --             --
    Debt issuance costs......................................       (704)     (21,350)         --             --
    Capital returned to ZDI, net.............................         --           --     (10,488)       (78,913)
                                                               ---------    ---------    --------      ---------
Net cash provided (used) by financing activities.............     67,830      787,817     (10,488)       (78,913)
                                                               ---------    ---------    --------      ---------
Net (decrease) increase in cash and cash equivalents.........     (5,334)      22,889       2,145         (3,822)
Cash and cash equivalents at beginning of period.............     24,889        2,000       2,487          6,309
                                                               ---------    ---------    --------      ---------
Cash and cash equivalents at end of period...................  $  19,555    $  24,889    $  4,632      $   2,487
                                                               =========    =========    ========      =========
Cash paid during the period for:
    Interest.................................................  $  30,988    $  47,442    $     --      $      --
    Income taxes.............................................         50        1,301          --             --
                                                               ---------    ---------    --------      ---------
                                                               $  31,038    $  48,743    $     --      $      --
                                                               =========    =========    ========      =========

  The accompanying notes are an integral part of these financial statements.

                             ZIFF DAVIS MEDIA INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S (DEFICIT) EQUITY
                 (dollars in thousands, except per share data)

                                                                      Accumulated
                                                                         Other
                                 Division   Accumulated   Deferred   Comprehensive Total Division Comprehensive
         Predecessor             Capital      Deficit   Compensation Income (Loss)     Equity     Income (Loss)
         -----------            ----------  ----------- ------------ ------------- -------------- -------------
Balance at
 December 31, 1998............. $1,503,362   $ (33,634)   $(3,417)      $   305      $1,466,616     $      --
   Net loss....................         --    (583,034)        --            --        (583,034)    $(583,034)
   Stock-based compensation....         --          --        866            --             866            --
   Forfeiture of compensatory
    stock options..............       (192)         --        192            --              --            --
      Foreign currency
       translation
       adjustment..............         --          --         --        (1,798)         (1,798)       (1,798)
   Contribution of office
    space constructed
    by ZDI.....................     22,988          --         --            --          22,988            --
   Return of capital...........    (78,913)         --         --            --         (78,913)           --
                                ----------   ---------    -------       -------      ----------     ---------
Balance at
 December 31, 1999............. $1,447,245   $(616,668)   $(2,359)      $(1,493)     $  826,725     $(584,832)
   Net income..................         --         304         --            --             304           304
   Stock-based compensation....         --          --        446            --             446            --
      Foreign currency
       translation
       adjustment..............         --          --         --          (442)           (442)         (442)
   Return of capital...........    (10,488)         --         --            --         (10,488)           --
                                ----------   ---------    -------       -------      ----------     ---------
Balance at April 4, 2000....... $1,436,757   $(616,364)   $(1,913)      $(1,935)     $  816,545     $(584,970)
                                ==========   =========    =======       =======      ==========     =========

--------------------------------------------------------------------------------

                                                                   Accumulated
                        Common Stock                                  Other          Total
                        -------------   Additional    Accumulated Comprehensive  Stockholder's   Comprehensive
                        Shares Amount Paid-in Capital   Deficit       Loss      (Deficit) Equity     Loss
                        ------ ------ --------------- ----------- ------------- ---------------- -------------
Balance at
 April 4, 2000.........      6  $--      $  2,000      $      --     $    --       $   2,000       $      --
   Issuance of
    common stock
    to Parent..........    994    --      350,000             --          --         350,000              --
   Net loss............     --    --           --        (73,435)         --         (73,435)        (73,435)
                        ------ -----     --------      ---------     -------       ---------       ---------
Balance at
 March 31, 2001........  1,000 $  --     $352,000      $ (73,435)    $    --       $ 278,565       $ (73,435)
   Cumulative effect
    of adoption of
    accounting
    principle..........     --    --           --             --      (1,187)         (1,187)         (1,187)
   Capital
    contribution.......     --    --       99,200             --          --          99,200              --
   Net loss............     --    --           --       (415,693)         --        (415,693)       (415,693)
   Change in fair
    value of interest
    rate swap..........     --    --           --             --        (613)           (613)           (613)
                        ------ -----     --------      ---------     -------       ---------       ---------
Balance at
 December 31, 2001..... $1,000 $  --     $451,200      $(489,128)    $(1,800)      $ (39,728)      $(490,928)
                        ====== =====     ========      =========     =======       =========       =========

  The accompanying notes are an integral part of these financial statements.

                             ZIFF DAVIS MEDIA INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except as per share data)


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

Formation of Ziff Davis Media Inc.

   Ziff Davis Media Inc. (the "Company") is a wholly-owned subsidiary of Ziff Davis Holdings Inc. (the "Parent"). Ziff Davis Holdings Inc. is majority owned by various investment funds managed by Willis Stein & Partners ("Willis Stein", "controlling stockholders") a private equity investment firm. The Company is a multimedia content company whose principal business is publishing. The Company publishes and licenses magazines, provides editorial content about technology and the Internet, both in print and online, and produces seminars and webcasts. The Company was incorporated in the state of Delaware on November 24, 1999 and was formed to acquire certain publishing assets ("Ziff-Davis Publishing", "ZDP", or "Predecessor") from Ziff-Davis Inc. ("ZDI"), an unrelated company. The Company's major operating subsidiaries are Ziff Davis Publishing Inc., ("PubCo") Ziff Davis Development Inc. ("LaunchCo") and Ziff Davis Internet Inc. ("InternetCo"). In January 2002, the Company changed its fiscal year-end from March 31 to December 31, effective December 31, 2001. The accompanying financial statements present a nine-month transition period ended December 31, 2001.

   The Company had no operations prior to April 5, 2000 when it completed the acquisition of ZDP for $780,000 plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting. The Acquisition was funded by (i) issuing 1,000 shares of common stock to its Parent for $335,000, (ii) executing a $405,000 Senior Credit Facility agreement (the "Senior Credit Facility") of which $355,000 was borrowed at closing and
(iii) issuing $175,000 of senior subordinated notes (the "Bridge Loan") (See
Note 13). Fees and expenses, including debt issuance costs associated with the Acquisition, which totaled approximately $30,000, were paid with the equity and debt proceeds. On July 18, 2000 the Company issued $250,000 of 12% Senior Subordinated Notes ("Senior Notes"). The proceeds of this offering were used to repay the Bridge Loan and approximately $59,700 of the Senior Credit Facility. In addition, proceeds were used to pay approximately $8,500 of expenses associated with the offering and approximately $6,800 of accrued interest related to the principal repayments.

   In connection with the Acquisition, the Company determined that ZDP's wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet its long-term strategic objectives. As a result, the operations were sold on August 4, 2000. The results of these operations are excluded from the consolidated statement of operations for the period from April 5, 2000 to the sale date, August 4, 2000 (See Note 5).

Operations

   The Company's operations are classified into two operating segments, Established Businesses and Developing Businesses. The Established Businesses segment is comprised of the "Restricted Subsidiaries" (described below) and the Developing Businesses segment is comprised of the "Unrestricted Subsidiaries" (described below).

   The Established Businesses or "Restricted Subsidiaries" segment is primarily comprised of the publishing assets that were acquired from ZDI, which are collectively referred to and defined under the Senior Credit Facility as the "Restricted Subsidiaries". This segment is engaged in publishing and licensing magazines and providing editorial content about technology and the Internet. This segment also licenses its content and brands to 33 licensees in over 70 countries worldwide. In addition, this segment also published MacWorld through a 50% owned joint venture with International Data Group ("IDG"), which was sold in October 2001 to IDG. (See Note 9).

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (continued)

   The Developing Businesses segment is comprised of the InternetCo and LaunchCo subsidiaries, which are collectively referred to, and defined under our debt agreements, as "Unrestricted Subsidiaries". This segment is focused on developing (1) Internet-related ventures leveraged off the Company's editorial expertise and relationships with its audience and advertisers and (2) new businesses including publications, testing services, conferences and research.

   For additional information on the Company's operating segments, see Note 22.

Recent Developments

   The Company incurred net losses of $415,693 and $73,435, during the nine months ended December 31, 2001 and fiscal year ended March 31, 2001, respectively. In addition, the Company had negative cash flows from operations of $64,460 during the nine months ended December 31, 2001 and total stockholder's deficit of $39,728 at December 31, 2001. As of December 31, 2001, an event of default existed under the Company's Senior Credit Facility. Accordingly, the $179,201 outstanding under that facility was subject to acceleration by the lenders and has been classified as a current portion of long-term debt in the accompanying balance sheet. Amendments entered into in January and March 2002 with the Company's lenders under the Senior Credit Facility provided forbearance for these covenant defaults through June 28, 2002 (See Note 25). The Company does not believe its cash on hand along with existing sources of cash are sufficient to fund it cash needs over the next twelve months under the current capital structure, potentially including its ability to make the required semi-annual interest payment on its Senior Notes due on July 15, 2002. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

   In order to address this situation, the Company began a restructuring program during 2001 in an effort to consolidate operations and reduce costs. Further, the Company engaged Greenhill & Co., LLC as its financial advisors to assist senior management in evaluating strategic alternatives for recapitalizing the Company's Senior Notes. The Company and its advisors have initiated discussions with certain holders of its Senior Notes in an effort to establish a more appropriate long-term capital structure for the Company. There can be no assurance that the Company's cost reductions will be successful or that the Company will achieve a level of revenue that will allow it to return to profitability. Additionally, there can be no assurance that the Company will be successful in recapitalizing its Senior Notes, avoiding further defaults under the current amendment to its Senior Credit Facility, or in being granted further forbearance under its Senior Credit Facility beyond June 28, 2002.

   The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon, but not limited to its ability to (1) generate sufficient cash flow to meet its obligations on a timely basis, (2) to comply with the terms of its Senior Credit Facility, as amended, and its Senior Notes indenture (3) to obtain additional financing or refinancing as may be required, and (4) ultimately, to re-establish profitable operations.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of combination and consolidation

   The financial statements of the Company as of December 31, 2001 and for the nine months then ended, and as of March 31, 2001 and the fiscal year then ended are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. The combined financial statements of the Predecessor as of December 31, 1999 and for the period from January 1 to April 4, 2000 and the year ended December 31, 1999 are prepared on a carve-out basis, as ZDP was not a separate legal entity of ZDI. All significant intercompany accounts and transactions have been eliminated in consolidation and combination. Investments in companies in which

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ownership interests are greater than 20 percent and in which the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of such companies are accounted for under the equity method.

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

Concentration of credit risk

   The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of federally insured limits. The Company has not experienced losses in such accounts.

   The Company's advertisers primarily include customers who represent a variety of technology companies in the United States and other countries. The Company extends credit to its customers and historically has not experienced significant losses relating to receivables from individual customers or groups of customers. No one customer accounted for more than 5.6% of total revenue for the nine months ended December 31, 2001, fiscal year ended March 31, 2001, period from January 1, 2000 to April 4, 2000 (Predecessor) and the year ended December 31, 1999 (Predecessor).

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

Capitalized software

   In accordance with AICPA SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes certain costs incurred for the development of internal use software. Capitalized costs include direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties. These costs are included in property, plant and equipment in

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the accompanying consolidated balance sheet. Costs incurred in connection with business process re-engineering are expensed as incurred. The Company capitalized approximately $14,000, $21,000, $780 and $1,400 of internal use software costs during the nine months ended December 31, 2001, fiscal year ended March 31, 2001, period from January 1, 2000 to April 4, 2000 (Predecessor) and the year ended December 31, 1999 (Predecessor), respectively. Approximately, $5,500 and $21,000 of unamortized software costs remained at December 31, 2001 and March 31, 2001, respectively. As part of the Company's restructuring program further described in Note 4, a write-off of $20,282 of capitalized software was recorded in the nine months ended December 31, 2001.

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

   As discussed further below, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Asset", which provides, among other things, for the non-amortization of goodwill and intangible assets with indefinite useful lives. Consequently, goodwill and indefinite lived intangible assets recognized in connection with the Acquisition will no longer be amortized, beginning in the first quarter of 2002.

Impairment of long-lived assets

   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses for assets to be held and used are recognized in operating results in the event that the undiscounted expected future cash flows to be generated by the related asset are less than the carrying value of the asset. If undiscounted expected future cash flows are not sufficient to support the recorded value of the assets, an impairment loss is recognized to reduce the carrying value of the intangible assets to estimated recoverable value. Impairment losses for assets held for sale are recognized in operating results when the fair value of the related assets are less than the carrying value of the asset. Fair value is determined using quoted market prices in an active market (if available). If quoted market prices are not available, management estimates the fair market value using the best information available including prices for similar assets and the results of established valuation techniques. The Company wrote-off a net book value of $30,752 of fixed assets, including the $20,282 of capitalized software described above, and $219,795 of intangible assets and goodwill during the nine months ended December 31, 2001 as part of a restructuring program (See Notes 4, 8 and 10).

Debt issuance costs

   The cost to issue debt is recorded in other assets and amortized to interest expense over the term of the related debt using the effective-interest rate method. At December 31, 2001 and March 31, 2001, other assets included $18,253 and $19,215 in net debt issuance costs.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue, net

   Advertising revenue for the Company's publications, less agency commissions, is recognized as income in the month that the related publications are sent to subscribers or become available for sale at newsstands. Circulation revenue consists of both subscription and single copy newsstand sales. Subscription revenue (which is net of agency fees), less estimated cancellations, is deferred and recognized as income in the month that the related publications are sent to subscribers. Newsstand sales, less estimated returns, are recognized in the month that the related publications become available for sale at newsstands. The Company also derives revenue from royalty agreements. These other revenues are recognized over the term of the agreement or when services are provided.

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

   The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs", which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place, except for the cost of certain direct-response advertising programs. Direct-response advertising consists primarily of publication subscription renewal mailings and magazine advertisements which include order coupons for the Company's publications and other subscription promotions. The capitalized cost of the advertising is amortized over the 12-month period following the advertising campaign. At December 31, 2001 and March 31, 2001, $0 and $1,805 of advertising expenditures was reported as other current assets, respectively. Approximately $4,900 and $2,900 of deferred advertising costs were expensed in the nine months ended December 31, 2001 and fiscal year ended March 31, 2001. There was no deferred advertising cost at December 31, 1999.

Stock-based compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock options. The Company follows the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation.

Equity in income from joint ventures

   Equity in income from joint ventures includes the Company's equity share of income from its investments in joint ventures. In October 2001, the Company sold its 50% owned joint venture, Mac Publishing LLC (See Note 9).

Comprehensive income (loss)

   Comprehensive income (loss), which is reported on the accompanying consolidated statement of stockholder's equity as a component of accumulated other comprehensive income (loss), consists of net income

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and other gains and losses affecting stockholder's (deficit) equity that, under generally accepted accounting principles, are excluded from net income (loss). The only such change is the change in cumulative translation adjustment and certain derivative financial instruments as detailed in the Statement of Changes in Stockholder's (Deficit) Equity.

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

Interest rate swaps

   The Company utilizes an interest rate swap to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under its interest rate swap agreement, the Company agreed with the counter parties to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counter parties' variable pay rate on three-month LIBOR.

   The fair value of the interest rate swap was estimated by obtaining a quote from a broker, which represented the amount that the Company would pay if the agreement were terminated at the balance sheet date. While it is not the Company's intention to terminate the interest rate swap, the fair value indicated that the termination of the interest rate swap agreement would have resulted in a loss of $1,800. This amount is recorded on the balance sheet in accumulated other comprehensive loss.

Critical Accounting Policies And Estimates

   The preparation of these financial statements require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances, reserves for severance, closures and

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

restructuring related costs and the recoverability of long-lived assets including excess of purchase price over net assets acquired. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These form the basis of the Company's judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates which would effect the Company's reported results from operations. The Company believes the following is a description of the critical accounting policies and estimates used in the preparation of its consolidated financial statements.

   Allowances for doubtful accounts are estimated losses resulting from its customers' failure to make required payments. The Company continually monitors collections from customers and provides for estimated credit losses. The Company aggressively pursues collection efforts on these overdue accounts and upon collection reverses the write-off in future periods. If future payments by the Company's customers were to differ from its estimates, the Company may need to increase or decrease the Company's allowances for doubtful accounts.

   Reserves for sales returns and allowances are primarily related to the Company's newsstand sales. The Company estimates and maintains these reserves based primarily on the Company's distributors' historical return practices and the Company actual return experience. If actual sales returns and allowances differ from the estimated return and allowance rates used, the Company may need to increase or decrease the reserve for sales returns and allowances.

   Reserves for severance, closures and restructuring related costs are estimated costs resulting from management's plans and actions to consolidate operations and eliminate headcount to reduce cost. If the future payments of these costs were to differ from its estimates, the Company may need to increase or decrease its reserves.

   The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment, goodwill and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with its annual financial review process. The Company's evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, an impairment is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset.

Effect of recently issued accounting standards

   Effective April 1, 2001, the Company adopted the Financial Accounting Standards Board's Statement of Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. SFAS 133 requires that the Company record all derivatives on the balance sheet at fair value. The Company entered into an interest rate swap agreement to hedge cash flow exposure related to variable interest rates on its debt. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive loss ("AOCL") until the hedged transactions occur and are recognized in earnings. The ineffective portion, if any, of a hedging derivative's change in fair value will be immediately recognized in earnings. As a result of adopting SFAS 133 and in accordance with the transition provisions, the Company recorded the fair value of the interest rate swap as an other liability with an offsetting charge to AOCL. The impact of adopting SFAS 133 was not material to the financial statements.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   During the nine months ended December 31, 2001, the Company recorded the changes in fair value of the interest rate swap agreement to AOCL of $613. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. The Company links all hedges that are designated as cash flow hedges to be forecasted transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively.

   In April 2001, the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Priducts", which was later codified along with other similar issues, into EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The Company intends to adopt this pronouncement for its fiscal year ended December 31, 2002. The impact of this pronouncement on the Company's financial statement is currently being evaluated. Once adopted, the new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions.

   In July 2001, the Financial Accounting Standard Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt SFAS Nos. 141 and 142 effective for its fiscal, year ending December 31, 2002. The Company is in the process of finalizing the impact of adopting the provisions of SFAS No. 142. Upon adoption, the Company will stop amortizing goodwill. In addition, the Company will stop amortizing approximately $154,000 of intangible assets deemed to have an indefinite useful life, primarily intangible assets related to the Acquisition. Based on the current levels of goodwill and intangible assets deemed to have an indefinite useful life, the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $11,140 and subsequently decrease annual net (loss) income by the same amount.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides guidance on classification and accounting for such asset when held for sale or abandonment. The Company intends to adopt this statement for its fiscal year ending December 31, 2002. The Company does not expect the implementation of SFAS No. 144 to have a material impact on its financial position, liquidity or results of operations.

Reclassifications

   Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 3--PREDECESSOR POLICIES IN CARVE-OUT

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

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 4--RESTRUCTURING PROGRAM, ASSET IMPAIRMENT AND RELATED CHARGES

   During the nine months ended December 31, 2001, the company implemented a comprehensive restructuring program including the closure of Family PC, Expedia Travels, Smart Partner and the consolidation of Interactive Week into eWEEK in an effort to consolidate operations and eliminate headcount to reduce costs. As a result of this restructuring, the company incurred a pre-tax charge of $277,489. These charges are reported in the Consolidated Statement of Operations as a $240,077 write-down of intangible assets and a $37,412 restructuring charge and include the following:

         Intangible asset impairment cost................. $240,077(a)
         Leasehold impairment cost........................   11,570(a)
         Employee termination cost........................   12,947(b)
         Cost to exit activities..........................  12,895 (c)
                                                           --------
                                                           $277,489
                                                           ========

        --------
        (a) Intangible asset impairment and leasehold impairment costs are non-cash write-offs of fixed assets and intangible assets, primarily subscriber lists, tradenames, goodwill, capitalized software and leasehold improvements associated with discontinued publications and other businesses.
        (b) Employee termination costs related to employee severance for terminated employees at closed businesses and other related costs.
        (c) Costs to exit activities related to the termination of contracts, closure or consolidation of offices and other related costs associated with the closure of publications and other businesses.

   The remaining accrued costs of approximately $17,600 are included in accrued expenses and other current liabilities. The remaining accrued expenditures primarily relate to workforce reductions and facilities consolidation. The Company anticipates making $11,000 in cash payments related to this accrual in 2002.

NOTE 5--ACQUISITIONS AND DISPOSITIONS

Acquisition of ZDP

   The Acquisition of ZDP was accounted for using the purchase method of accounting. The assets and liabilities of ZDP acquired by the Company on April 5, 2000, have been recorded at estimated fair value as of the Acquisition date with the excess of purchase price over net assets acquired being allocated to intangible assets, including goodwill.

   Management implemented a plan to establish a stand-alone infrastructure and restructure the operations of ZDP. These plans include the consolidation and rationalization of certain operations and incremental non-recurring costs associated with the Acquisition. The primary objectives of these plans are to
(i) develop and establish the infrastructure of the Company, as ZDP was not a separate legal entity and did not have stand-alone operations, (ii) reduce overhead expenses and (iii) dispose of businesses which do not meet long-term strategic objectives. The Company's total cash expenditures associated with these plans is approximately $8,900, which primarily consisted of severance and termination benefits costs, contract termination costs and facilities rationalization expenses, with approximately $8,000 having been spent through December 31, 2001. The Company has substantially completed these plans and related cash expenditures during the nine months ended December 31, 2001.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)

NOTE 5--ACQUISITIONS AND DISPOSITIONS (continued)

   Summary pro forma financial information for the nine months ended December 31, 2000 would not differ materially from actual results, as the Acquisition was completed near the beginning of the Company's fiscal year and therefore, is not presented.

Sale of International Operations

   In connection with the Acquisition, the Company determined that all of its wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet its long-term strategic objectives and initiated a plan to sell these operations. The net assets related to these operations were recorded as assets held for sale at the estimated net proceeds from the sale, as adjusted for estimated cash flows from these operations and an allocation of interest expense for the estimated holding period of $1,256. Accordingly, the results of these operations are excluded from the March 2001 consolidated statement of operations for the period from April 5, 2000 to the sale date August 4, 2000. During such period, the operations had revenue of $29,615 and a loss from operations of $1,484.

   In August 2000, the Company and its European subsidiaries completed the sale of its wholly-owned international operations (excluding international licensing and international joint ventures) for a purchase price of approximately $42,000.

   The purchase price for these assets consists of:

    1. $31,000 in cash subject to post closing adjustments, plus

    2. approximately $3,200 related to purchase of inventory, prepaid expenses and fixed assets, excluding leasehold improvements offset by approximately $3,500 of net subscription liabilities assumed; and

    3. an additional $15,000 to be paid over a period of five years in five annual payments of $3,000 which the Company recorded at a net present value of $11,300.

   In July 2001, the Company entered an agreement to accelerate the receipt of the five annual $3,000 payments due to the Company under the terms of the sale agreement. Under the agreement, the Company received $10,500 as settlement of the amount, $8,000 paid in July 2001 and $2,500 paid in December 2001.

   The assets and liabilities related to these operations have been recorded in the balance sheet as other non-current liabilities and as of December 31, 2001 represent contingent tax liabilities in our European operations. Activity in the net assets held for sale from the Acquisition (April 5, 2000) to December 31, 2001 is:

     Asset held for sale at Acquisition date.................... $ 36,750
     Non-cash adjustments to asset held for sale................       70
     Proceeds from sale of operations...........................  (41,448)
     Cash outlays, net..........................................     (546)
                                                                 --------
     Balance at December 31, 2001............................... $ (5,174)
                                                                 ========

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 6--ACCOUNTS RECEIVABLE, NET

   Accounts receivable, net consist of the following:

                                                      December 31, March 31,
                                                          2001       2001
                                                      ------------ ---------
    Accounts receivable..............................   $ 90,148   $113,375
    Allowance for doubtful accounts, returns and
      cancellations..................................    (44,922)   (60,429)
                                                        --------   --------
                                                        $ 45,226   $ 52,946
                                                        ========   ========

NOTE 7--PREPAID EXPENSES AND OTHER CURRENT ASSETS

   Prepaid expenses and other current assets consist of the following:

                                                      December 31, March 31,
                                                          2001       2001
                                                      ------------ ---------
    Deposits.........................................    $5,342     $ 9,707
    Production expenses..............................     2,086       3,922
    Other............................................       521         879
                                                         ------     -------
                                                         $7,949     $14,508
                                                         ======     =======

   Production expenses represent prepaid manufacturing and distribution expenses related to future issues of our publications.

NOTE 8--PROPERTY AND EQUIPMENT, NET

   Property and equipment, net consist of the following:

                                                      December 31, March 31,
                                                          2001       2001
                                                      ------------ ---------
    Computers and equipment..........................   $ 34,947   $ 27,455
    Capitalized computer software....................      8,273     22,379
    Leasehold improvements...........................     26,307     36,263
    Furniture and fixtures...........................      9,942     11,136
                                                        --------   --------
                                                          79,469     97,233
    Accumulated depreciation and amortization........    (31,189)   (16,599)
                                                        --------   --------
                                                        $ 48,280   $ 80,634
                                                        ========   ========

   In connection with the facilities consolidation of the restructuring program initiated during the nine months ended December 31, 2001 and a current assessment of recoverability of fixed assets, the Company wrote-off a net book value of $30,752 of assets consisting of capitalized computer software ($20,282), leasehold improvements ($8,595) and furniture and fixtures ($1,875).

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 9--INVESTMENTS

   Ziff Davis Media has investments in the following joint ventures:

                                                        Carrying value at
                                                      ----------------------
                                           Ownership  December 31, March 31,
                                           Percentage     2001       2001
                                           ---------- ------------ ---------
   Equity investments
   ------------------
   Mac Publishing LLC.....................     50%         $    --   $12,135
   ZDNet Richina Media (China), LDC*......     65%              --        --

        --------
         * This greater than 50% owned joint venture was not consolidated, as the Company did not exercise control over the entity.

   The entities listed above were engaged primarily in the publication or distribution of print media and providing interactive information and programming to technology-oriented Internet users.

   In March 2001, the Company sold its 65 percent interest in ZDNet Media (China) LDC to ZDNet, a unit of CNET Networks, Inc., for net proceeds of $1,700. The Company recognized no gain or loss as a result of this sale. In connection with the transaction, the Company entered into a three-year licensing agreement with ZDNet Media (China) through its partners in China, for the continued publication of PC Magazine, eWEEK and PC/Computing.

   In October 2001, the Company sold its 50% ownership interest in Mac Publishing LLC to IDG for net proceeds of $4,051. The Company realized a pre-tax loss of $7,802 as a result of this sale.

   The Company's equity in (loss) income was $(192), $1,339, $266 and $1,874 in the nine months ended December 31, 2001, fiscal year ended March 31, 2001, the period from January 1, 2000 to April 4, 2000 (Predecessor) and the year ended December 31, 1999 (Predecessor), respectively.

NOTE 10--INTANGIBLE ASSETS, NET

   Intangible assets, net consist of the following:

                                         Range of   December 31,  March 31,
                                       Useful Lives     2001        2001
                                       ------------ ------------  ---------
                                         (years)
    Advertising lists.................     3-20         $219,675   $350,700
    Trademark/trade names.............      20           121,110    214,100
    Subscribers lists.................     2-4            11,600     11,700
    Other identified intangible assets     4-20           10,125     14,900
    Goodwill..........................      20            66,124     97,312
                                                        --------   --------
                                                         428,634    688,712
    Accumulated amortization..........                   (53,363)   (49,499)
                                                        --------   --------
                                                        $375,271   $639,213
                                                        ========   ========

   Intangible assets primarily relate to the Acquisition. The Acquisition was accounted for under the purchase method of accounting. As such, the purchase price of this Acquisition was allocated to tangible and identifiable intangible assets with the remaining amount being allocated to goodwill.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)

NOTE 10--INTANGIBLE ASSETS, NET (continued)

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

   Recoverability of goodwill and intangible assets is assessed at a minimum on an annual basis. In relation to the restructuring program initiated during the nine months ended December 31, 2001 and a current assessment of recoverability of goodwill and intangible assets, the Company wrote-off a net book value of $219,795 of assets consisting of advertiser lists ($104,556), tradenames ($84,979), subscriber lists and other intangible assets ($30,260).

   On December 6, 1999, ZDP wrote-down the value of the intangible assets to reflect the agreement between ZDI and Willis Stein to sell ZDP for $780,000.

NOTE 11--ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                December 31, March 31,
                                                    2001       2001
                                                ------------ ---------
         Accrued operating and production costs   $17,415     $35,001
         Accrued restructuring costs...........    17,620          --
         Accrued interest......................    14,153       9,909
         Payroll and related employee benefits.     7,178       8,623
         Other taxes payable...................       342         126
         Other.................................     2,275         411
                                                  -------     -------
                                                  $58,983     $54,070
                                                  =======     =======

NOTE 12--INCOME TAXES

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

   ZDP is included in the consolidated federal income tax return filed by ZDI for Period January 1, 2000 to April 4, 2000 and year ended December 31, 1999. However, the tax expense reflected on the Predecessor carve-out statements of operations have been prepared as though ZDP filed stand-alone income tax returns. Current taxes payable for the period January 1, 2000 to April 4, 2000 and year ended December 31, 1999 were recorded as increases to division capital.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)

NOTE 12--INCOME TAXES (continued)

   Income (loss) before income taxes is attributable to the following jurisdictions:

                          Nine
                         Months    Fiscal Year   Period from
                         Ended        ended    January 1, 2000  Year ended
                        December    March 31,    to April 4,   December 31,
                        31, 2001      2001          2000           1999
                        ---------  ----------- --------------- -------------
                                                (Predecessor)  (Predecessor)
    U.S................ $(415,192)  $(72,777)      $ 4,273       $(764,916)
    Foreign............        --         --        (1,874)          1,593
                        ---------   --------       -------       ---------
       Total........... $(415,192)  $(72,777)      $ 2,399       $(763,323)
                        =========   ========       =======       =========

   Components of the provision (benefit) for income taxes are as follows:

                                           Nine
                                          Months   Fiscal Year   Period from
                                          Ended       ended    January 1, 2000  Year ended
                                         December   March 31,    to April 4,   December 31,
                                         31, 2001     2001          2000           1999
                                         --------- ----------- --------------- -------------
                                                                (Predecessor)  (Predecessor)
U.S. federal income taxes:
   Current.............................. $      --  $      --      $1,500        $   4,199
   Deferred.............................        --         --          --         (150,224)
State and local taxes:
   Current..............................       303        377         216              999
   Deferred.............................        --         --          --          (35,754)
Foreign income taxes:
   Current..............................       198        281         379              491
                                         ---------  ---------      ------        ---------
   Total provision (benefit) for income
     taxes.............................. $     501  $     658      $2,095        $(180,289)
                                         =========  =========      ======        =========

   A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate on income (loss) before income taxes is as follows:

                                          Nine Months  Fiscal Year   Period from
                                             Ended        ended    January 1, 2000  Year ended
                                          December 31,  March 31,    to April 4,   December 31,
                                              2001        2001          2000           1999
                                          ------------ ----------- --------------- -------------
                                                                    (Predecessor)  (Predecessor)
Federal statutory tax rate...............     35.0%        35.0%        35.0%           35.0%
State and local taxes (net of federal tax
  benefit)...............................     (0.1)        (0.3)         5.8             5.0
Permanent differences....................     (0.1)        (1.0)          --              --
Valuation allowance......................    (34.9)       (34.3)          --              --
Amortization of non-deductible
  goodwill...............................       --           --           --           (16.3)
Foreign operations.......................       --         (0.3)        15.8             0.1
Other....................................       --           --         30.7            (0.2)
                                             -----        -----         ----           -----
Effective tax rate.......................     (0.1)%       (0.9)%       87.3%           23.6%
                                             =====        =====         ====           =====

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)

NOTE 12--INCOME TAXES (continued)

   Following is a summary of the components of the deferred tax accounts at December 31, 2001 and March 31, 2001:

                                                    December 31, March 31,
                                                        2001       2001
                                                    ------------ ---------
     Current deferred tax assets and (liabilities):
        Allowance for doubtful accounts............   $  1,896   $  2,312
        Employee compensation bonus and vacation...        873        719
        Prepaid expenses...........................       (685)    (1,184)
        Other......................................        564         --
                                                      --------   --------
            Current deferred net tax assets........      2,648      1,847
                                                      --------   --------
     Non-current deferred tax assets:..............
        Basis difference in intangible assets......      1,983         --
        Basis difference in property and equipment.      1,992        955
        Start-up costs.............................      7,649        779
        Net operating loss and other carryforwards.     76,627     21,382
        Deferred rent..............................      1,397         --
        Other......................................         78         --
                                                      --------   --------
            Non-current deferred tax assets........     89,726     23,116
                                                      --------   --------
     Gross deferred tax assets.....................     92,374     24,963
     Valuation allowance...........................    (92,374)   (24,963)
                                                      --------   --------
     Net deferred tax assets.......................   $     --   $     --
                                                      ========   ========

   The Company's total deferred tax assets were $93,059 and $26,147 at December 31, 2001 and March 31, 2001, respectively. Total deferred tax liability was $685 and $1,184 at December 31, 2001 and March 31, 2001, respectively.

   The Company's provision for foreign taxes relates to withholding taxes paid on royalty income remitted from foreign intangible asset licensees.

   At December 31, 2001 the Company had aggregate net operating loss carryforwards for federal and state income tax purposes of approximately $218,950 which will be available to reduce future taxable income. The net operating loss carryforwards will expire between March 31, 2021 and December 31, 2021 for federal income tax purposes and between March 31, 2006 and December 31, 2021 for state income tax purposes.

   The December 31, 2001 and March 31, 2001 net deferred tax asset is reduced by a valuation allowance of $92,374 and $24,963, respectively.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 13--DEBT

General

   In connection with the Acquisition, the Company entered into the Senior Credit Facility with a syndicate of lenders, comprised of (i) a $355,000 term loan facility and (ii) a $50,000 revolving credit facility. The Company also entered into the $175,000 Bridge Loan, which bore interest at 12.5% per annum. On July 18, 2000, the Company issued $250,000 of 12% Senior Subordinated Notes "Senior Notes". Interest is paid semi-annually and the Senior Notes mature on July 15, 2010. The Senior Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries will guarantee the Senior Notes. The proceeds of this offering were used to repay the Bridge Loan and $59,710 of the Senior Credit Facility. In addition, proceeds were used to pay approximately $8,500 of expenses associated with the offering and approximately $6,790 of accrued interest related to the principal repayments.

   As of December 31, 2001, total indebtedness was $429,201 and consisted of $169,201 of outstanding principal under the term loan portion of the Senior Credit Facility, $10,000 of outstanding principal under the revolving credit facility and $250,000 in Senior Notes. As a result of the October 2001 event of default and the short-term nature of the amendments under the Senior Credit Facility described in Note 25, all amounts due under the Senior Credit Facility have been classified as current liabilities in the December 31, 2001 balance sheet.

Senior Credit Facility

   The Senior Credit Facility is collateralized by a first priority security interest in substantially all of the Company's existing and future tangible and intangible assets. The Senior Credit Facility requires the Company to meet certain financial tests, including maximum total leverage ratio and maximum senior leverage ratio, minimum interest coverage ratio, minimum fixed charge coverage ratio and maximum capital expenditure tests. The Senior Credit Facility contains certain restrictive covenants, including restrictions on (i) indebtedness, liens and guarantees; (ii) mergers, consolidations and certain types of acquisitions and asset sales; and (iii) dividends and stock repurchases. In addition, the Senior Credit Facility requires the Company to enter into financial instruments, such as interest rate swaps, so that at least 50% of total debt is effectively at a fixed interest rate. On September 27, 2000, the Company entered into an interest rate swap agreement for a notional amount of $25,000. Under this agreement, the Company pays a fixed rate of interest for a three year period in exchange for receiving a floating rate of interest based on three-month LIBOR.

   During the nine months ended December 31, 2001, the Company made scheduled principal payments of $4,966 and a $35,000 prepayment of senior indebtedness related to the July 13, 2001 amendment described below.

   During the fiscal year ended March 31, 2001, the Company prepaid $84,000 of outstanding principal under its Senior Credit Facility in addition to the $59,710 prepayment discussed above. On March 30, 2001, the Company made a scheduled principal payment of $2,124 on the Senior Credit Facility.

   On July 13, 2001, the Company amended its Senior Credit Facility. This amendment adjusted the Financial Covenants for the period through September 30, 2002. In addition, the availability of the existing $50,000 revolving portion of the Senior Credit Facility was permanently reduced to $30,000, of which only $10,000 is available from June 30, 2001 to September 30, 2002.

   In consideration for amending the Senior Credit Facility on July 13, 2001, Willis Stein & Partners contributed $50,000 of equity to Ziff Davis Holdings Inc., the Company's Parent. The $50,000 was subsequently contributed to the Company, of which $35,000 was used to prepay principal and $15,000 was used for working capital purposes. Under the amendment, net proceeds of up to $50,000 from the sale of certain assets will not have to be used to repay indebtedness and may be used to fund the Unrestricted Subsidiaries. The Company has

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)

NOTE 13--DEBT (continued)

not entered into any agreements with respect to such asset sales except for the acceleration of the international proceeds (See Note 2) and the sale of the Company's 50% interest in Mac Publishing LLC (See Note 9). In addition, interest rates under the Senior Credit Facility were increased and the Company paid a fee to its lenders of approximately $500.

   At December 31, 2001, the full $10,000 is outstanding under the revolving portion of the Senior Credit Facility and no further borrowings are available under the term loan portion of the Senior Credit Facility.

Default Under the Senior Credit Facility

   Under the terms of the Senior Credit Facility, among the ways an event of default can exist is if the total leverage ratio (as defined in the agreement) is exceeded for two consecutive months. At October 31, 2001, the Company's total leverage ratio was greater than that permitted under its Senior Credit Facility for the second consecutive month, thus triggering an event of default. Accordingly, the Company began discussions with lead arrangers of its Senior Credit Facility in an effort to amend such facility. The Senior Credit Facility was amended to provide forbearance until June 28, 2002.

   Upon an event of default, the lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest, to be immediately due and payable, to require the Company to use all available cash to repay such borrowings or prevent the Company from making debt service payments on its Senior Notes, including the $15,000 interest payment due July 15, 2002.

   Upon the occurrence of default, interest on outstanding principal converts and accrues at the base rate, which represents the prime rate in effect, plus the applicable margin in effect with respect to the default and the default rate of 2.00%. As of December 31, 2001, borrowings under the Senior Credit Facility bore interest at rates ranging from 8.02% to 9.75%.

Maturities

   Borrowings under the revolving portion of the Senior Credit Facility are due September 30, 2006 and may be borrowed, repaid and reborrowed prior to maturity. Borrowings under the term loan portion of the Senior Credit Facility are payable in varying quarterly installments beginning March 31, 2001 through March 2007.


   Exclusive of the October 2001 event of default, the short-term nature of the amendments under the Senior Credit Facility described in Note 25 and the classification of the Senior Credit Facility as current liabilities in the December 31, 2001 balance sheet, the scheduled annual maturities of the Senior Credit Facility and Senior Notes at December 31, 2001 would be as follows:

      2002....................................................... $  7,127
      2003.......................................................    8,363
      2004.......................................................   10,524
      2005.......................................................   11,142
      2006.......................................................   82,671
      Thereafter.................................................  309,374
                                                                  --------
                                                                  $429,201
                                                                  ========

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 14--CONTRACTS WITH ZDI

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

   As a result of the Acquisition, this royalty agreement was contractually formalized into a three-year exclusive license agreement with ZDNet with an additional two years on a non-exclusive basis. After the third year, the contract begins a two-year transition period in which fees are reduced and ZDNet's exclusive right to the Company's content is eliminated. The ZDNet Agreement applies only to those publications existing at the date of the Acquisition. This agreement does not cover any new publications acquired or developed by the Company (such as The Net Economy or CIO Insight), to which the Company retains all the rights in every medium and it specifically allows the Company, in certain circumstances, to transact e-commerce independently of ZDNet.

   On January 19, 2001, the Company amended the content license agreement to provide that beginning on March 1, 2001, ZDNet's content license became non-exclusive and on March 1, 2002, all of ZDNet's license rights to content from the Company's magazines would be terminated. The term of the content license agreement was subsequently extended until April 30, 2002, without any further payments required from ZDNet. In addition, ZDNet's right and obligation to maintain websites for the Company's publications terminated and the Company obtained the right to host these websites starting April 1, 2001. As consideration for amending the license agreement, ZDNet paid the Company a royalty termination fee of $4,500, of which $2,200 and $2,300 was paid on March 1, 2001 and 2002, respectively. ZDNet is not obligated to pay any royalties with respect to licensed content after through April 30, 2002. The Company has recognized the termination fee pro rata over the contract term.

Computer Shopper Services Agreement

   Under this agreement, the Company provides distribution, circulation and production services to ZDI for its Computer Shopper magazine, and ZDI paid the Company its costs in relation to the performance of these services, plus an additional $5,000 annually in fees. On January 19, 2001, the Company agreed with ZDI to terminate the services agreement and enter into a new agreement effective March 1, 2001. The new agreement contains substantially similar terms, except that ZDI shall not be required to pay the Company any annual fee and shall only be required to reimburse the Company for out-of-pocket expenses incurred in connection with producing and distributing Computer Shopper. On March 1, 2001, ZDI paid the Company a $2,000 non-refundable termination fee in connection with the termination of the original Computer Shopper services agreement. The new agreement expires on February 28, 2003, however, ZDI may terminate at any time upon 90 days prior written notice. The Company will recognize the termination fee pro rata over the contract term.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 15--EARNINGS PER SHARE

   Earnings per share have been omitted on the basis that there are no public shareholders.

NOTE 16--EMPLOYEE BENEFIT PLANS

401(k) Plan

   The Company has established a tax-qualified 401(k) employee savings and profit sharing plan, for all of our employees who meet the 401(k) plan's eligibility requirement. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees and income earned on the 401(k) plan contributions are not taxable to the employees until withdrawn from the 401(k) plan. Employees may make contributions to the plan, which may be matched by the Company; both employee and Company contributions are subject to certain limitations. The Company made contributions of $0, $1,003, $225 and $3,990 for the nine months ending December 31, 2001, fiscal year ended March 31, 2001, period from January 1, 2000 to April 4, 2000 (Predecessor) and year ended December 31, 1999 (Predecessor), respectively.

Stock Option Plan

   In the fiscal year ended March 31, 2001, the Company's Board of Directors adopted the 2001 Ziff Davis Holdings Inc. Employee Stock Option Plan (the "Stock Option Plan") which provides for the issuance of non-qualified stock options to purchase shares of the Parent, to eligible employees, directors, officers, consultants and advisors (each a "participant"). Under the terms of this Stock Option Plan, options to purchase 2,630,000 shares of Ziff Davis Holdings Inc.'s common stock shall be reserved for issuance under this Stock Option Plan. The option price per share of common stock shall be fixed at fair value by the appointed committee and set forth in the option agreement entered into with any participant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 20% per year over a five year period on the anniversary date of the grant.

   A summary of the status of the Company's Stock Option Plan as of March 31, 2001 and December 31, 2001, and changes during the fiscal year and nine months then ended, respectively, is presented below:

                                                               Weighted
                                                                Average
                                                               Exercise
                                                     Number of Price Per
                                                      Shares     Share
                                                     --------- ---------
        Balance at April 5, 2000....................        --   $  --
           Options granted.......................... 2,423,543    0.25
           Options exercised........................        --      --
           Options canceled/forfeited...............   221,679    0.25
                                                     ---------   -----
        Balance at March 31, 2001................... 2,201,864    0.25
           Options granted..........................        --      --
           Options exercised........................        --      --
           Options canceled/forfeited...............   819,798    0.25
                                                     ---------   -----
        Balance at December 31, 2001................ 1,382,066   $0.25
                                                     =========   =====

   No options were exercisable at December 31, 2001.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)

NOTE 16--EMPLOYEE BENEFIT PLANS (continued)

   As permitted by SFAS No. 123, the Company has chosen to account for employee stock options under Accounting Principles Board Opinion ("APB") No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   If the Company had accounted for employee stock options under the fair value based method, pro forma net loss for the nine months ended December 31, 2001 and fiscal year ended March 31, 2001 would have increased by approximately $0 and $111, respectively. As the Company has no public equity, fair value of the options was calculated under the minimum value method utilizing a risk free interest rate of 4.62% and an expected option life of 5 years for the year ended March 31, 2001. There were no additional options granted in the nine months ended December 31, 2001.

NOTE 17--OPERATING LEASE COMMITMENTS

   The Company is obligated under various operating leases which expire at various dates through 2019. As of December 31, 2001, future minimum rental commitments under non-cancelable operating leases (net of sublease proceeds) for future fiscal years are as follows:

                                           Gross Rental Sublease Net Rental
                                           Commitments   Income  Commitments
                                           ------------ -------- -----------
   2002...................................   $ 15,713   $  6,531  $  9,182
   2003...................................     15,357      6,464     8,893
   2004...................................     15,911      6,515     9,396
   2005...................................     14,283      6,720     7,563
   2006...................................     14,312      6,702     7,610
   Thereafter.............................    177,316     88,050    89,266
                                             --------   --------  --------
      Total...............................   $252,892   $120,982  $131,910
                                             ========   ========  ========

   Total sublease income approximates the Company's required payments under the related leases. Rent expense amounted to approximately $11,584, $19,530, $4,485 and $12,016 for the nine months ended December 31, 2001, fiscal year ended March 31, 2001, period from January 1, 2000 to April 4, 2000 (Predecessor) and year ended December 31, 1999 (Predecessor), respectively. Rent income amounted to approximately $2,977, $2,958, $95 and $442 for the nine months ended December 31, 2001, fiscal year ended March 31, 2001, period from January 1, 2000 to April 4, 2000 (Predecessor) and years ended December 31, 1999 (Predecessor), respectively.

NOTE 18--CONTINGENCIES

   On September 6, 2001, the Company's former CEO initiated a lawsuit in New York State Supreme Court, New York County, alleging 19 causes of action arising out of the termination of employment, including breach of contract, intentional misrepresentation, age discrimination and defamation. The Company's motion to dismiss 12 of the 19 counts, and to dismiss several of the named individual defendants was granted on March 4, 2002. Discovery is proceeding in this case. The Company intends to vigorously defend this lawsuit.

   On October 17, 2001, the former Publisher of The Net Economy initiated a lawsuit in the Supreme Court of the State of New York, Nassau County, alleging breach of contract, fraudulent inducement, and various other claims arising out of the termination of employment. The Company made a motion to dismiss the entire case in December 2001, which is pending before the Court. The Company intends to continue to vigorously defending this lawsuit.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)

NOTE 18--CONTINGENCIES (continued)

   The Company is a defendant, along with numerous other magazine publishing companies in In Re Magazine Antitrust Litigation, pending in Federal District Court for the Southern District of New York. The case is a consolidation of approximately 25 separate class action price fixing lawsuits that were commenced beginning on July 19, 2000, and alleges a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The parties have reached an agreement in principal to settle the case, which should be finalized shortly. The plaintiffs made a motion for partial summary judgment, which has been stayed pending the settlement discussions. The proposed settlement would include a non-material cash payment by the Company.

   On February 27, 2001, International Data Group ("IDG") initiated a lawsuit, International Data Group v. Ziff Davis Media, in the Federal District Court in Delaware alleging trademark infringement arising out of the launch of the Company's new magazine, CIO Insight. IDG's motion for a preliminary injunction was denied on May 24, 2001, discovery concluded, and the other parties made cross-motions for summary judgment on January 22, 2002. The parties have reached an agreement in principal to settle this case, which should be finalized shortly. The proposed settlement agrees to terms of use of our CIO Insight trademark. The Company does not expect the proposed settlement to have a material adverse effect on its financial condition, results of operations or liquidity.

   The Company is also subject to various claims and legal proceedings that arise in the ordinary course of business. However, the Company does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 19--SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

Restricted and Unrestricted Subsidiary Financial Data

   The Company is the borrower and its consolidated subsidiaries are all guarantors under the Company's debt agreements on a full, unconditional, joint and several basis. The Company is required to exclude the results of operations of the Unrestricted Subsidiaries and separately report the combining financial statements of the Restricted and Unrestricted Subsidiaries, as defined in these agreements. Reflected below are combining balance sheets and statements of operations for the Company detailing the Restricted and Unrestricted Subsidiaries.

                                                          At December 31, 2001
                                       ---------------------------------------------------------
                                       Ziff Davis Media Inc.
                                          and Restricted     Unrestricted
                                           Subsidiaries      Subsidiaries Eliminations   Total
                                       --------------------- ------------ ------------ ---------
             ASSETS
Current assets:
   Cash and cash equivalents..........       $  19,553        $       2    $      --   $  19,555
   Accounts receivable, net...........          40,026            5,200           --      45,226
   Inventories........................             360               --           --         360
   Prepaid expenses and other
     current assets...................           5,643            2,306           --       7,949
   Due from (to) affiliates...........           7,950           (7,950)          --          --
                                             ---------        ---------    ---------   ---------
       Total current assets...........          73,532             (442)          --      73,090
Property and equipment, net...........          40,207            8,073           --      48,280
Investments in subsidiaries...........         128,189               --     (128,189)         --
Intangible assets, net................         375,199               72           --     375,271
Other assets, net.....................          18,253               --           --      18,253
                                             ---------        ---------    ---------   ---------
       Total assets...................       $ 635,380        $   7,703    $(128,189)  $ 514,894
                                             =========        =========    =========   =========
         LIABILITIES AND
      STOCKHOLDER'S EQUITY
            (DEFICIT)
Current liabilities:
   Accounts payable...................       $  20,504        $     843    $      --   $  21,347
   Accrued expenses and other
     current liabilities..............          53,426            5,557           --      58,983
   Current portion of long-term
     debt.............................         179,201               --           --     179,201
   Unexpired subscriptions, net.......          35,126            1,086           --      36,212
                                             ---------        ---------    ---------   ---------
       Total current liabilities......         288,257            7,486           --     295,743
Long-term debt........................         250,000               --           --     250,000
Other non-current liabilities.........           8,879               --           --       8,879
                                             ---------        ---------    ---------   ---------
       Total liabilities..............         547,136            7,486           --     554,622
                                             ---------        ---------    ---------   ---------
Stockholder's equity (deficit):
   Preferred stock....................              --            1,234       (1,234)         --
   Common stock.......................              --               28          (28)         --
   Additional paid-in capital.........         451,200          126,927     (126,927)    451,200
   Accumulated other
     comprehensive loss...............          (1,800)              --           --      (1,800)
   Accumulated deficit................        (361,156)        (127,972)          --    (489,128)
                                             ---------        ---------    ---------   ---------
       Total stockholder's equity
         (deficit)....................          88,244              217     (128,189)    (39,728)
                                             ---------        ---------    ---------   ---------
       Total liabilities and
         stockholder's equity
         (deficit)....................       $ 635,380        $   7,703    $(128,189)  $ 514,894
                                             =========        =========    =========   =========

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 19--SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED) (continued)

                                                           At March 31, 2001
                                       --------------------------------------------------------
                                       Ziff Davis Media Inc.
                                          and Restricted     Unrestricted
                                           Subsidiaries      Subsidiaries Eliminations  Total
                                       --------------------- ------------ ------------ --------
               ASSETS
Current assets:
   Cash and cash equivalents..........       $ 24,888          $      1     $     --   $ 24,889
   Accounts receivable, net...........         50,454             2,492           --     52,946
   Inventories........................          1,102                --           --      1,102
   Prepaid expenses and other current
     assets...........................         17,951                --       (3,443)    14,508
   Due from (to) affiliates...........            454              (100)          --        354
                                             --------          --------     --------   --------
      Total current assets............         94,849             2,393       (3,443)    93,799
Property and equipment, net...........         54,929            25,705           --     80,634
Equity investments....................         12,135                --           --     12,135
Investments in subsidiaries...........         64,341                --      (64,341)        --
Intangible assets, net................        639,183                30           --    639,213
Other assets, net.....................         27,146                --           --     27,146
                                             --------          --------     --------   --------
      Total assets....................       $892,583          $ 28,128     $(67,784)  $852,927
                                             ========          ========     ========   ========
           LIABILITIES AND
        STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable...................       $ 11,994          $     --     $     --   $ 11,994
   Accrued expenses and other
     current liabilities..............         44,448            13,065       (3,443)    54,070
   Current portion of long-term debt..          7,460                --           --      7,460
   Unexpired subscriptions, net.......         46,275               904           --     47,179
                                             --------          --------     --------   --------
      Total current liabilities.......        110,177            13,969       (3,443)   120,703
Long-term debt........................        451,707                --           --    451,707
Other non-current liabilities.........          1,952                --           --      1,952
                                             --------          --------     --------   --------
      Total liabilities...............        563,836            13,969       (3,443)   574,362
                                             --------          --------     --------   --------
Stockholder's equity:
   Preferred stock....................             --             1,234       (1,234)        --
   Common stock.......................             --                28          (28)        --
   Additional paid-in capital.........        352,000            63,079      (63,079)   352,000
   Accumulated deficit................        (23,253)          (50,182)          --    (73,435)
                                             --------          --------     --------   --------
      Total stockholder's equity......        328,747            14,159      (64,341)   278,565
                                             --------          --------     --------   --------
      Total liabilities and
        stockholder's equity..........       $892,583          $ 28,128     $(67,784)  $852,927
                                             ========          ========     ========   ========

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 19--SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED) (continued)

                                                       Nine Months ended December 31, 2001
                                                  --------------------------------------------
                                                  Ziff Davis Media Inc.
                                                     and Restricted     Unrestricted
                                                      Subsidiaries      Subsidiaries   Total
                                                  --------------------- ------------ ---------
Revenue, net.....................................       $ 205,607         $ 19,013   $ 224,620
Operating expense:
   Cost of production............................          74,947            6,779      81,726
   Selling, general and administrative expenses..         114,109           59,003     173,112
   Depreciation and amortization of property and
     equipment...................................          12,626            8,244      20,870
   Amortization of intangible assets.............          41,766               --      41,766
   Write-down of intangible assets...............         219,795           20,282     240,077
   Restructuring charges.........................          34,077            3,335      37,412
                                                        ---------         --------   ---------
   Total operating expense.......................         497,320           97,643     594,963
                                                        ---------         --------   ---------
   Loss from operations..........................        (291,713)         (78,630)   (370,343)
Equity loss from joint ventures..................            (192)              --        (192)
Loss on sale of joint venture....................          (7,802)              --      (7,802)
Interest expense, net............................          36,855               --      36,855
                                                        ---------         --------   ---------
   Loss before income taxes......................        (336,562)         (78,630)   (415,192)
Income tax provision (benefit)...................           1,341             (840)        501
                                                        ---------         --------   ---------
   Net loss......................................       $(337,903)        $(77,790)  $(415,693)
                                                        =========         ========   =========

                                                        Fiscal Year ended March 31, 2001
                                                  -------------------------------------------
                                                  Ziff Davis Media Inc.
                                                     and Restricted     Unrestricted
                                                      Subsidiaries      Subsidiaries  Total
                                                  --------------------- ------------ --------
Revenue, net.....................................       $429,995          $ 10,490   $440,485
Operating expenses:
   Cost of production............................        131,712             7,572    139,284
   Selling, general and administrative expenses..        202,108            52,434    254,542
   Depreciation and amortization of property and
     equipment...................................         15,113             1,486     16,599
   Amortization of intangible assets.............         49,499                --     49,499
                                                        --------          --------   --------
   Total operating expense.......................        398,432            61,492    459,924
                                                        --------          --------   --------
   Income (loss) from operations.................         31,563           (51,002)   (19,439)
Equity income from joint ventures................          1,339                --      1,339
Interest expense (income), net...................         54,680                (3)    54,677
                                                        --------          --------   --------
   Loss before income taxes......................        (21,778)          (50,999)   (72,777)
Income tax provision (benefit)...................          1,475              (817)       658
                                                        --------          --------   --------
   Net loss......................................       $(23,253)         $(50,182)  $(73,435)
                                                        ========          ========   ========

NOTE 20--RELATED PARTIES

   Investment funds affiliated with Willis Stein are also shareholders of USApubs Inc., a marketer of magazine subscriptions and other services. For the nine months ended December 31, 2001 and fiscal year ended March 31, 2001, the Company paid approximately $2,900 and $6,600 in fees, respectively, to USApubs Inc. and has accounts receivable, net, of approximately $200 at December 31, 2001 and accounts payable, net, of $300 at March 31, 2001. The Company sells subscriptions to its publications both directly and through independent subscription marketing companies including USApubs Inc.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 20--RELATED PARTIES (continued)

   The Company reimburses travel and other out-of-pocket expenses of our Parent's Directors and staff, including the Directors from Willis Stein. The Company also reimbursed Willis Stein for travel and other out-of-pocket expenses related to Avy Stein serving as interim CEO for a portion of 2001. During the nine months ended December 31, 2001, the Company incurred approximately $700 of such expenses.

NOTE 21--TRANSITION PERIOD COMPARATIVE DATA

   The following tables present certain financial information of Ziff Davis Media Inc. for the nine months ended December 31, 2001 and 2000.

Consolidated Statements of Operations

                                                              Nine Months ended
                                                                 December 31,
                                                            ---------------------
                                                              2001        2000
                                                            ---------  -----------
                                                                       (unaudited)
Revenue, net:.............................................. $ 224,620   $353,135
Operating expenses:
   Cost of production......................................    81,726    106,398
   Selling, general and administrative expenses............   173,112    185,809
   Depreciation and amortization of property and equipment.    20,870     11,261
   Amortization of intangible assets.......................    41,766     35,899
   Write-down of intangible assets.........................   240,077         --
   Restructuring charges...................................    37,412         --
                                                            ---------   --------
   Total operating expense.................................   594,963    339,367
                                                            ---------   --------

Income (loss) from operations..............................  (370,343)    13,768
Equity in (loss) income from joint ventures................      (192)       983
Loss on sale of joint venture..............................    (7,802)        --
Interest expense, net......................................    36,855     42,218
                                                            ---------   --------
   Net loss before income taxes............................  (415,192)   (27,467)
Income tax provision.......................................       501      1,368
                                                            ---------   --------
   Net loss................................................ $(415,693)  $(28,835)
                                                            =========   ========

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 21--TRANSITION PERIOD COMPARATIVE DATA (continued)

Consolidated Statements of Cash Flows

                                                                        Nine Months ended
                                                                           December 31,
                                                                      ---------------------
                                                                        2001        2000
                                                                      ---------  -----------
                                                                                 (unaudited)
Cash flows from operating activities:
Net loss............................................................. $(415,693)  $ (28,835)
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.....................................    62,636      47,160
   Equity loss (income) from joint ventures..........................       192        (983)
   Loss on sale of joint venture.....................................     7,802          --
   Provision for doubtful accounts...................................     1,645       3,457
   Non-cash expense..................................................     2,404       1,497
   Amortization of debt issuance costs...............................     1,666       1,569
   Non-cash restructuring charge.....................................    11,570          --
   Write-down of intangible assets...................................   240,077          --
Changes in working capital:
   Accounts receivable...............................................     6,075      (1,668)
   Inventories.......................................................       742       8,474
   Accounts payable and accrued expenses.............................    14,266      31,327
   Unexpired subscription and deferred revenue, net..................   (10,967)     (9,320)
   Due from (to) affiliates..........................................       354        (294)
   Prepaid expenses and other, net...................................    12,771      (5,910)
                                                                      ---------   ---------
Net cash (used) provided by operating activities.....................   (64,460)     46,474
                                                                      ---------   ---------
Cash flows from investing activities:
   Capital expenditures..............................................   (23,336)    (18,945)
   Distribution from joint venture...................................       125       3,100
   Net proceeds from sale of joint venture...........................     4,051          --
   Net proceeds from sale of international operations................    10,500      28,484
   Acquisitions and investments, net of cash acquired................       (44)       (275)
   Acquisition of ZDP, net of cash acquired..........................        --    (798,328)
                                                                      ---------   ---------
Net cash used by investing activities................................    (8,704)   (785,964)
                                                                      ---------   ---------
Cash flows from financing activities:
   Proceeds from issuance of equity securities.......................        --     333,000
   Proceeds from long-term borrowings................................        --     605,000
   Proceeds from capital contributions...............................    98,500          --
   Net borrowings under credit facilities............................    10,000          --
   Repayment of borrowings under senior credit facilities............   (39,966)    (94,710)
   Proceeds from issuance of senior subordinated notes...............        --     175,000
   Repayment of senior subordinated notes............................        --    (175,000)
   Debt issuance costs...............................................      (704)    (20,915)
                                                                      ---------   ---------
Net cash provided by financing activities............................    67,830     822,375
                                                                      ---------   ---------
Net (decrease) increase in cash and cash equivalents.................    (5,334)     82,885
Cash and cash equivalents, beginning of period.......................    24,889       2,000
                                                                      ---------   ---------
Cash and cash equivalents, end of period............................. $  19,555   $  84,885
                                                                      =========   =========

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 22--SEGMENT INFORMATION

   Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the sources of the Company's reportable segments. Asset information is not used for decision-making.

   The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its businesses by media platforms and product lines. The Company's reportable segments are:

    . Established Businesses--established publications, targeted to customers in the consumer and business market. This segment is comprised of the Restricted Subsidiaries.

    . Developing Businesses--recently launched publications, internet operations and business services for emerging product categories targeted to the consumer and business markets. This segment is comprised of the Unrestricted Subsidiaries.

   The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization (EBITDA). Any inter-segment revenues included in segment data are not material.

   The following presents information about the reported segments for the periods ending:

                              Nine Months  Fiscal Year   Period from
                                 ended        ended    January 1, 2000  Year ended
                              December 31,  March 31,    to April 4,   December 31,
                                  2001        2001          2000           1999
                              ------------ ----------- --------------- -------------
                                                        (Predecessor)  (Predecessor)
Revenue, net:
   Established Businesses....   $205,607    $429,995      $128,008       $533,364
   Developing Businesses.....     19,013      10,490           933          2,345
                                --------    --------      --------       --------
       Total.................   $224,620    $440,485      $128,941       $535,709
                                ========    ========      ========       ========

EBITDA:
   Established Businesses....   $ 16,359    $ 97,515      $ 15,342       $107,599
   Developing Businesses.....    (46,769)    (49,517)          (27)        (4,018)
                                --------    --------      --------       --------
       Total.................   $(30,410)   $ 47,998      $ 15,315       $103,581
                                ========    ========      ========       ========

                                                              December 31, March 31,
                                                                  2001       2001
                                                              ------------ ---------
Total Assets:
   Established Businesses....................................   $507,191   $824,799
   Developing Businesses.....................................      7,703     28,128
                                                                --------   --------
       Total.................................................   $514,894   $852,927
                                                                ========   ========

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 22--SEGMENT INFORMATION (continued)

                                      Nine Months  Fiscal Year   Period from
                                         ended        ended    January 1, 2000  Year ended
                                      December 31,  March 31,    to April 4,   December 31,
                                          2001        2001          2000           1999
                                      ------------ ----------- --------------- -------------
                                                                (Predecessor)  (Predecessor)
Reconciliation of segment EBITDA to
  consolidated (loss) income before
  income taxes:
Total segment EBITDA.................  $ (30,410)   $ 47,998       $15,315       $ 103,581
Stock-based compensation expense.....         --          --           446             866
Non-cash rent expense and Year 2000
  cost...............................         --          --           404           4,801
Loss on sale of joint venture........      7,802          --            --              --
Depreciation and amortization........     62,636      66,098        12,066          82,477
Write-down of intangible assets......    240,077          --            --         778,760
Restructuring charges................     37,412          --            --              --
Interest expense, net................     36,855      54,677            --              --
                                       ---------    --------       -------       ---------
Net (loss) income before income taxes  $(415,192)   $(72,777)      $ 2,399       $(763,323)
                                       =========    ========       =======       =========

   Equity in (loss) income of investees included in the Established Businesses segment EBITDA for the nine months ended December 31, 2001, fiscal year ended March 31, 2001, period from January 1, 2000 to April 4, 2000 (Predecessor) and year ended December 31, 1999 (Predecessor) was $(192), $1,339, $266, and $1,874, respectively.

   The following is sales information by geographic area. The only geographic area currently reported to and reviewed by the chief operating decision maker is the U.S.

                                     Fiscal
                       Nine Months    Year      Period from
                          ended       ended   January 1, 2000  Year ended
                       December 31, March 31,   to April 4,   December 31,
                           2001       2001         2000           1999
                       ------------ --------- --------------- -------------
                                               (Predecessor)  (Predecessor)
     Revenue, net:
     United States....   $224,620   $440,485     $109,321       $456,371
     Foreign..........         --         --       19,620         79,338
                         --------   --------     --------       --------
        Total revenue.   $224,620   $440,485     $128,941       $535,709
                         ========   ========     ========       ========

   Foreign revenue is based on the country in which the sales originate. Revenue from no single foreign country was material to the consolidated revenues of the Company. The Company sold its international operations in August 2000 (See Note 5).

   At December 31, 2001 and March 31, 2001, all of the Company's long-lived assets were based in the United States.

   No one customer accounted for more than 5.6% of total revenue for the nine months ended December 31, 2001, fiscal year ended March 31, 2001, period from January 1, 2000 to April 4, 2000 (Predecessor) and year ended December 31, 1999 (Predecessor).

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 23--QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following is summarized quarterly financial data for the nine months ended December 31, 2001 and fiscal year ended March 31, 2001 for the Company.

                                                    June 30,    September 30, December 31,
                                                      2001          2001          2001
                                                  ------------- ------------- ------------
Revenue, net.....................................   $ 85,130      $ 65,548     $  73,942
Gross margin.....................................     54,516        40,948        47,430
Operating loss...................................    (36,366)      (58,206)     (275,771)
Net loss.........................................   $(49,349)     $(70,474)    $(295,870)
                                         June 30, September 30, December 31,   March 31,
                                           2000       2000          2000          2001
                                         -------- ------------- ------------- ------------
Revenue, net............................ $126,804   $100,586      $125,745     $  87,350
Gross margin............................   91,356     71,453        83,928        54,464
Operating income (loss).................   16,728     (3,792)          832       (33,207)
Net income (loss)....................... $  2,781   $(16,388)     $(15,228)    $ (44,600)

NOTE 24--FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company's accounting policies with respect to financial instruments are discussed in Note 2.

   The carrying amounts and fair values of the Company's significant balance sheet financial instruments are as follows:

                                       December 31, 2001    March 31, 2001
                                      ------------------- -------------------
                                      Carrying            Carrying
                                       Amount  Fair Value  Amount  Fair Value
                                      -------- ---------- -------- ----------
   Cash and equivalents.............. $ 19,555  $ 19,555  $ 24,889  $ 24,889
   Accounts receivable, net..........   45,226    45,226    52,946    52,946
   Accounts payable..................   21,347    21,347    11,994    11,994
   Senior credit facility............  179,201   179,201   209,167   209,167
   Senior subordinated notes......... $250,000  $ 82,500  $250,000  $203,750

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

   The fair value of the interest rate swap was estimated by obtaining a quote from a broker, which represented the amount that the Company would pay if the agreement were terminated at the balance sheet date. While it is not the Company's intention to terminate the interest rate swap, the fair value indicated that the termination of the interest rate swap agreement would have resulted in a loss of $1,800. This amount is recorded in Stockholder's Deficit.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)


NOTE 25--SUBSEQUENT EVENTS

Amendments of Senior Credit Facility

   The Company was not in compliance at December 31, 2001 with certain debt covenants contained in our amended Senior Credit Facility. In January 2002, an amendment was entered into to provide forbearance for covenant violations through the period of March 15, 2002 and reduced the commitment under the revolving portion of the Senior Credit Facility to $20,000. The latest amendment entered into on March 14, 2002 extended the forbearance period through June 28, 2002, reduced the commitment under the revolving portion of the Senior Credit Facility to $10,000 and requires that certain Financial Covenant ratios be met for the period through June 28, 2002 (See Note 1). In consideration for the January and March 2002 amendments, we paid fees to our lenders of approximately $1,000 in total.

   In January 2002, the Company announced it had engaged Greenhill & Co., LLC as its financial advisors to assist senior management in evaluating strategic alternatives for recapitalizing the Company's Senior Notes. The Company and its advisors, have initiated discussions with certain holders of its Senior Notes in an effort to establish a more appropriate long-term capital structure. The Company does not believe its cash on hand and existing sources of cash are sufficient to fund its cash needs over the next twelve months, potentially including its ability to make the required semi-annual interest payment on its Senior Notes due on July 15, 2002.

   In conjunction with its debt capital restructuring, the Company is seeking a long-term amendment to its Senior Credit Facility. If the current amendment expires on June 28, 2002 without a further amendment or if the Company violates the amended covenants, an event of default would have occurred. Upon an event of default, the lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest, to be immediately due and payable, to require the company to use all available cash to partially repay such borrowing and prevent the Company from making payments on its Senior Notes, including the $15,000 interest payment due July 15, 2002.

Additional Funding

   As part of the January 2002 amendment, Willis Stein entered into a participation agreement with certain of the Company's senior bank lenders under which Willis Stein funds acquired a $16,000 participation in loans under the Company's Senior Credit Facility. At the same time, the lenders under the Senior Credit Facility have loaned the Company an additional $16,000. The Company used the proceeds from this loan to make the $15,000 semi-annual interest payment due January 15, 2002 to holders of the Company's Senior Notes. A further $5,000 was borrowed in January 2002 under this participation agreement in the manner described above. These borrowings were used to fund the Unrestricted Subsidiaries. There is $19,000 of remaining borrowing capacity under this participation agreement, however, there are currently no commitments by Willis Stein or any other parties to provide for additional funds under this capacity.

   In addition to the funding under the participation agreement described above, the Company received an additional $4,000 of funding from its Parent, earmarked for the Unrestricted Subsidiaries in March 2002.

Recent Developments

   On April 30, 2002, the Company reached an agreement with bondholders owning approximately 60% in aggregate principal amount of its Senior Notes, pursuant to which they agreed, subject to the terms and conditions outlined therein, to support a comprehensive financial restructuring under which the Company would significantly reduce its debt and debt service requirements and receive a cash infusion of $80,000.

                             ZIFF DAVIS MEDIA INC.

               (dollars in thousands, except as per share data)

NOTE 25--SUBSEQUENT EVENTS (continued)

   The terms of the proposed financial restructuring are as follows:

  . Willis Stein would contribute up to $80,000 in cash in exchange for new preferred stock and warrants for the purchase of common stock of the Parent and would exchange the Senior Notes it holds in the Exchange Offer described below.

  . All of the holders of the Senior Notes would be offered in the aggregate $30,000 in cash, $95,000 in new Payment-in-Kind (PIK) senior subordinated notes issued by Ziff Davis Media Inc. (the "PIK Notes") as well as $30,000 in liquidation preference of new preferred stock of our Parent, and warrants for the purchase of common stock of our Parent in exchange for their existing notes (the "Exchange Offer").

  . The Company's Senior Credit Facility with the senior bank lenders would remain outstanding, though the Company anticipates certain negotiated modifications.

  . The completion of the proposed financial restructuring is subject to numerous conditions, including (1) that holders representing 95% in aggregate principal amounts of the Senior Notes tender their notes in the Exchange Offer (the "Minimum Condition") and (2) the willingness of the senior bank lenders to agree to a number of proposed modifications of the existing Senior Credit Facility. The agreement with the bondholders referenced above expires if the Company does not commence the Exchange Offer before June 25, 2002, or if the Company does not complete the Exchange Offer before July 25, 2002. In connection with the Exchange Offer, the Company intends to also solicit consents for a prepackaged plan of reorganization to maximize the likelihood of receiving the Minimum Condition of the Exchange Offer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table contains information as of December 31, 2001 with respect to the Company's Directors and Executive Officers:

Name                                    Age Position
----                                    --- --------
Robert F. Callahan..................... 50  Chairman of the Board of Directors, Chief
                                              Executive Officer and President
Bart W. Catalane....................... 45  Chief Operating Officer, Chief Financial Officer
                                              and Director
Thomas McGrade......................... 43  Senior Executive Vice President
Peter Longo............................ 40  Executive Vice President and Publishing
                                              Director--Ziff Davis Business Media Group
Stephen D. Moylan...................... 41  Executive Vice President Sales and Marketing
Michael J. Miller...................... 43  Executive Vice President, Editorial Director
Charles Mast........................... 40  Senior Vice President, Circulation
Dale Strang............................ 41  Senior Vice President, Ziff Davis Game Group
John R. Willis......................... 52  Director
Avy H. Stein........................... 47  Director
Daniel H. Blumenthal................... 38  Director
David M. Wittels....................... 37  Director

   The following table contains information as of December 31, 2001 with respect to Ziff Davis Holdings Inc.'s (our Parent company's) Directors:

 Name                                    Age Position
 ----                                    --- --------
 Robert F. Callahan..................... 50  Chairman of the Board of Directors
 Bart W. Catalane....................... 45  Director
 John R. Willis......................... 52  Director
 Avy H. Stein........................... 47  Director
 Daniel H. Blumenthal................... 38  Director
 David M. Wittels....................... 37  Director

   Robert F. Callahan joined the Company in October 2001 as Chairman, Chief Executive Officer and President of our Parent, Ziff Davis Media Inc. and Ziff Davis Publishing Inc. Prior to joining Ziff Davis Media, Mr. Callahan spent twenty years at Cap Cities/ABC/The Walt Disney Company. He spent ten years each in broadcast and publishing businesses. Mr. Callahan was most recently President of the ABC Broadcast Group where he managed the ABC Network including: ABC News, ABC Sports, ABC Primetime, ABC Daytime, ABC sales, marketing and financial operations; the 10 ABC-owned TV stations; the 54 ABC-owned radio stations and the ABC Radio Networks. Before moving into radio and television, Mr. Callahan was Senior Vice President, overseeing primarily business-to-business publications, at Capital Cities' Fairchild Publishing. Mr. Callahan began his career in planning and account management at Young & Rubicam, McCann Erickson and Wells, Rich, Greene.

   Bart W. Catalane joined the Company in November 2001 as Chief Operating Officer and Chief Financial Officer. From 1999 until he joined the Company, Mr. Catalane was Senior Vice President and Chief Financial Officer of TMP Worldwide Inc. From January 1999 to May 1999, Mr. Catalane was Executive Vice President and Chief Financial Officer of ABC's Broadcasting Division, a unit of The Walt Disney Company. Prior to that, Mr. Catalane was Executive Vice President and Chief Financial Officer of the ABC Radio Division from June 1996 to December 1998 and Executive Vice President of the ABC Radio Networks from August 1989 to May 1996.

   Thomas McGrade has been Senior Executive Vice President of the Company and Ziff Davis Publishing Inc. since the Acquisition. From 1997 to April 2000, Mr. McGrade held the position of Executive Vice President and General Manager of Ziff-Davis Inc. His previous positions have included Vice President and Assistant to the Chairman of Ziff-Davis Inc. from 1995 to 1996, and business manager of Ziff-Davis Publishing from 1993 to 1994. Mr. McGrade also spent seven years at Doubleday/Dell Publishing from 1980 to 1987, where he held several business and finance positions.

   Peter Longo has been Executive Vice President and Publishing Director, Ziff Davis Business Media Group since the Acquisition. From 1999 to April 2000, Mr. Longo was Senior Vice President and Publisher of PC Magazine. From 1998 to 1999, Mr. Longo was Vice President and Publisher of PC Week. His previous positions included National Associate Publisher for PC Magazine from 1996 to 1997, and National Associate Publisher for Computer Shopper from 1994 to 1996. Previously, Mr. Longo held various positions at Sport Magazine from 1985 to 1987 and CMP from 1987 to 1991.

   Stephen D. Moylan has been Executive Vice President Sales and Marketing since October 2001. From July 2000 until he joined the Company, Mr. Moylan was Chief Executive Officer and President of ThingWorld Multimedia, a venture-backed software and services company. Prior to joining ThingWorld, he served as CEO, President and Publisher of InfoWorld Media, a unit of IDG. During his eight-year tenure there, Mr. Moylan led the launch of InfoWorld Media's multimillion-dollar Web and events business and sat on the boards of ComputerWorld, Industry Standard Media and ITcareers.com. Prior to InfoWorld, Mr. Moylan spent three years at CapCities/ABC as Vice President of Sales and Marketing for its Fairchild Publications division.

   Michael J. Miller has been Editor-in-Chief, PC Magazine, Executive Vice President and Editorial Director since the Acquisition. Mr. Miller was Editorial Director for Ziff Davis Inc. from 1997 to April 2000. From 1991 to 1997, Mr. Miller was Editor-in-Chief of PC Magazine. Prior to that time, Mr. Miller was Editor-in-Chief of Info World, which he joined as executive editor in 1985 after serving as the West Coast Bureau Chief for Popular Computing and senior editor for Building Design & Construction.

   Charles Mast has been Senior Vice President, Circulation, since the Acquisition. From December 1988 to April 2000, Mr. Mast was Vice President of Circulation at Ziff Davis Inc. He Held a variety of positions within the Circulation Department of Ziff Davis, Inc. from 1985 to 1988, including Assistant Business Manager, Direct Mail Manager, New Business Director and Subscription Director.

   Dale Strang has been Executive Vice President, Ziff Davis Games Group, Ziff Davis Publishing, Inc. since December 2001 and Vice President since the Acquisition. Mr. Strang held similar positions at Ziff-Davis Inc. since March 1999. Since joining Ziff-Davis Inc. in June 1996, Mr. Strang served in several positions, including Group Publisher of Electronic Gaming Monthly, Game Now (formerly Expert Gamer) and Official U.S. PlayStation Magazine and Publisher of Computer Gaming World. From 1991 to 1996, Mr. Strang held the position of President-Publisher of the Active Media Inc. division of International Data Group.

   John R. Willis has been a Director of our Parent and Ziff Davis Media Inc. since April 2001. Mr. Willis is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Willis served as President and a Director of Continental Illinois Venture Capital Corporation, a venture capital investment firm ("CIVC"), from 1989 to 1994. In 1988, he founded Continental Mezzanine Investment Group and was its manager through 1990. From 1974 until 1988, Mr. Willis held various management positions at Continental Bank. He currently serves as a Director of several companies, including Aavid Thermal Technologies, Inc. and other Willis Stein portfolio companies.

   Avy H. Stein has been a Director of our Parent and Ziff Davis Media Inc. since the Acquisition. Mr. Stein is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Stein served as a Managing Director of CIVC from 1989 to 1994. From 1984 to 1985, Mr. Stein was President of Cook Energy Corporation and Vice President of Corporate Planning and Legal Affairs at Cook International, Inc. From 1980 through 1983, Mr. Stein was an attorney with Kirkland & Ellis. Mr. Stein has also served as a special consultant for mergers and acquisitions to the Chief Executive Officer of NL Industries, Inc. and as the Chief Executive Officer of Regent Corporation. He currently serves as a Director of several companies, including CTN Media Group Inc., Racing Champions Corporation, Tremont Corporation and other Willis Stein portfolio companies.

   Daniel H. Blumenthal has been a Director of our Parent and Ziff Davis Media Inc. since the Acquisition. Mr. Blumenthal is a Managing Director of Willis Stein. Prior to the formation of Willis Stein in 1994, Mr. Blumenthal served as Vice President of CIVC from 1993 to 1994. From 1988 to 1993 he was a corporate tax attorney with Latham & Watkins. Mr. Blumenthal currently serves as a Director of several companies, including Aavid Thermal Technologies, Inc. and other Willis Stein portfolio companies.

   David M. Wittels has been a Director of our Parent and Ziff Davis Media Inc. since May 2000. Mr. Wittels has been a Managing Director of DLJ Merchant Banking, Inc. since January 2001. Mr. Wittels currently serves on the boards of AKI Holding Corp., AKI Inc., Mueller Holdings (N.A.), Inc., Advanstar Communications, Inc., Advanstar Holdings Corp. and Wilson Greatbatch Technologies, Inc.

   Each director is elected to serve until the next annual meeting of stockholders or until a successor is duly elected and qualified. The current directors were elected pursuant to the terms of an investor rights agreement. See "Certain Relationships and Related Party Transactions--Investor Rights Agreement". There is no family relationship between any of our executive officers or directors.

   We reimburse members of the board of directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

ITEM 11.  EXECUTIVE COMPENSATION

   None of the executive officers named below were granted any stock options during the Company's nine months ended December 31, 2001 or the fiscal year ended March 31, 2001 and did not hold any options at December 31, 2001.

Summary Compensation Table

   The following table sets forth certain information concerning the compensation earned during the nine months ended December 31, 2001 and the fiscal year ended March 31, 2001 by (a) the Company's Chief Executive Officers ("CEO"); (b) the four most highly compensated executive officers other than the CEO of the Company and (c) two former executive officers for whom disclosure is required.

                                                                           Annual Compensation
                                                                           --------------------
                                                                  Fiscal                           All Other
                 Name and Principal Position                       Year    Salary ($) Bonus ($) Compensation(1)
                 ---------------------------                      ------   ---------- --------- ---------------
Robert F. Callahan...............................................  STUB(2)   250,000   250,000      10,000
    Chairman, Chief Executive Officer and President                2001           --        --          --
    of our Parent, Ziff Davis Media and Ziff Davis Publishing
James D. Dunning Jr..............................................  STUB(2)   708,799        --          --
    Former Chairman, Chief Executive Officer and President of      2001    2,000,000        --          --
    our Parent, Ziff Davis Media and Ziff Davis Publishing
Avy H. Stein.....................................................  STUB(2)        --        --          --
    Acting Chairman, Chief Executive Officer and President         2001           --        --          --
    of our Parent, Ziff Davis Media and Ziff Davis Publishing
Alan J. Perlman..................................................  STUB(2)   341,250        --          --
    Former President of Business Publications,                     2001      450,000   286,800       3,000
    Ziff Davis Media and Ziff Davis Publishing
Peter Longo......................................................  STUB(2)   298,974        --          --
    Executive Vice President and Publishing Director,              2001      315,000   167,300          --
    Ziff Davis Business Media Group
Michael J. Miller................................................  STUB(2)   255,917    50,000          --
    Executive Vice President and Editorial Director Ziff Davis     2001      344,583    67,500          --
    Media Inc. and Ziff Davis Publishing Inc.
Dale Strang......................................................  STUB(2)   246,905        --          --
    Senior Vice President, Ziff Davis Game Group and               2001      247,583    50,000          --
    Ziff Davis Publishing Inc.
Thomas McGrade...................................................  STUB(2)   242,321        --          --
    Senior Executive Vice President Ziff Davis Media Inc.          2001      350,000        --          --
    and Ziff Davis Publishing Inc.
Scott Crystal....................................................  STUB(2)   165,264   192,161          --
    Former Executive Vice President and Publishing                 2001      397,450   178,300          --
    Director, Ziff Davis Consumer Publications

--------
(1) Allowance for reimbursement of expenses incurred, such as the cost of an automobile, etc.
(2) STUB represents the transition period of April 1 through December 31, 2001

Executive Agreements

   Mr. Callahan. On October 1, 2001, our Parent and Ziff Davis Publishing Inc. entered into an executive agreement with Mr. Callahan, which was amended and restated in its entirety on April 30, 2002. This agreement provides, among other things, that he serves as Chairman, Chief Executive Officer and President of our Parent, the Company and Ziff Davis Publishing Inc. during a term expiring on December 31, 2004. Pursuant to this agreement, his base salary is $1.0 million per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus of $1.0 million, payable if certain targeted annual operating goals are met. Mr. Callahan's executive agreement provides for severance payments upon termination of his employment by the Company without Cause (as such term is defined in the agreement), conditioned upon Mr. Callahan delivering a general release in favor of Parent and its affiliates. The severance provisions provide Mr. Callahan will receive his annual base salary for twelve to eighteen months after the termination date and a bonus. The length of the severance period and the amount of the bonus is dependent on the timing of the termination without Cause and the financial performance of the Company. In addition, Mr. Callahan's executive agreement provides for the granting, concurrently with the consummation of the proposed restructuring of our Senior Notes, of options to Mr. Callahan to purchase equity securities issued by our Parent in such amounts as are determined by the Board of Directors or compensation committee of our Parent.

   Mr. Catalane. On November 26, 2001, our Parent and Ziff Davis Publishing Inc. entered into an executive agreement with Mr. Catalane, which was amended and restated in its entirety on April 30, 2002. This agreement provides, among other things, that he serves as the Chief Operating Officer and the Chief Financial Officer of our Parent, the Company and Ziff Davis Publishing Inc. during a term expiring on December 31, 2004. Pursuant to this agreement, his base salary is $500,000 per year, subject to annual cost of living adjustments, and he is eligible to receive an annual bonus of $500,000, payable if certain targeted annual operating goals are met. Mr. Catalane's executive agreement provides for severance payments upon termination of his employment by the Company without Cause (as such term is defined in the agreement) conditioned upon Mr. Catalane delivering a general release in favor of Parent and its affiliates. The severance provisions provide Mr. Catalane will receive his annual base salary for twelve to eighteen months after the termination date and a bonus. The length of the severance period and the amount of the bonus is dependent on the timing of the termination without Cause and the financial performance of the Company. In addition, Mr. Catalane's executive agreement provides for the granting, concurrently with the consummation of the proposed restructuring of our Senior Notes, of options to Mr. Catalane to purchase equity securities issued by our Parent in such amounts as are determined by the Board of Directors or compensation committee of our Parent.

   Mr. McGrade. In connection with the Acquisition, our Parent and Ziff Davis Publishing Inc. entered into an executive agreement with Mr. McGrade. The agreement provides, among other things, that he will serve as Senior Executive Vice President and Chief Operating Officer of Ziff Davis Publishing Inc. during a term ending on April 5, 2005. His base salary will be $350,000 per year, subject to annual cost of living adjustments, and he will be eligible to receive an annual bonus of $250,000, payable at the discretion of our Parent's board of directors. Mr. McGrade's executive agreement provides for severance payments upon termination of his employment by the Company without Cause (as such term is defined in the agreement) conditioned upon Mr. McGrade delivering a general release in favor of Parent and its affiliates. The severance provisions provide Mr. McGrade will receive his annual base salary until the one-year anniversary of the termination of his employment.

   Mr. Longo. On November 7, 2001, our Parent and Ziff Davis Publishing Inc. entered into an employment agreement with Mr. Longo. The agreement provides, among other things, that he will serve as Executive Vice President and Publishing Director--Business Media Group of Ziff Davis Publishing Inc. during a term expiring on November 7, 2004. His base salary will be $330,000 per year, subject to annual cost of living adjustments and he will be eligible to receive an annual bonus of no less than $100,000, payable at the discretion of our Parent's board of directors. Mr. Longo's employment agreement provides for severance payments upon termination of his employment by the Company without Cause (as such term is defined in the agreement) conditioned upon Mr. Longo delivering a general release in favor of Parent and its affiliates. The severance provisions provide Mr. Longo will receive his annual base salary for twelve to eighteen months after the termination date. The length of the severance period is dependent on the timing of the termination without Cause.

   Mr. Moylan. On October 8, 2001, our Parent and Ziff Davis Publishing Inc. entered into an employment agreement with Mr. Moylan. The agreement provides, among other things, that he will serve as Executive Vice President of Ziff Davis Publishing Inc. during a term expiring on October 8, 2004. His base salary will be $300,000 per year, subject to annual cost of living adjustments and he will be eligible to receive an annual bonus of no less than $100,000, payable at the discretion of our Parent's board of directors. Mr. Moylan's employment agreement provides for severance payments upon termination of his employment by the Company without Cause (as such term is defined in the agreement) conditioned upon Mr. Moylan delivering a general release in favor of Parent and its affiliates. The severance provisions provide Mr. Moylan will receive his annual base salary for twelve to eighteen months after the termination date. The length of the severance period is dependent on the timing of the termination without Cause.

   Mr. Miller. On December 6, 2001, Ziff Davis Publishing Inc. entered into an employment agreement with Mr. Miller. The agreement provides, among other things, that he will serve as Executive Vice President and Editorial Director of Ziff Davis Publishing Inc. during a term expiring on December 6, 2004. His base salary will be $330,000 per year, subject to annual cost of living adjustments and effective April 1, 2002, his base salary shall be increased to $370,000 per year. Mr. Miller will be eligible to receive an annual bonus of no less than $50,000, payable at the discretion of our Parent's board of directors. Mr. Miller's employment agreement provides for severance payments upon termination of his employment by the Company without Cause (as such term is defined in the agreement) conditioned upon Mr. Miller delivering a general release in favor of Parent and its affiliates. The severance provisions provide Mr. Miller will receive his annual base salary for twelve to eighteen months after the termination date. The length of the severance period is dependent on the timing of the termination without Cause.

   Mr. Dunning. In connection with the Acquisition, our Parent and Ziff Davis Publishing Inc. entered into an executive agreement with Mr. Dunning. The agreement provides, among other things, that Mr. Dunning would serve as President, Chief Executive Officer and Chairman of the Board of Ziff Davis Publishing Inc., Ziff Davis Media Inc. and our Parent during a term ending on April 5, 2005, unless terminated earlier by the Company or Mr. Dunning for any reason. Under his agreement, Mr. Dunning was entitled to a base salary of $2.0 million per year, subject to annual cost-of-living increases. In addition to his base salary, Mr. Dunning was entitled to receive an annual bonus of $500,000 for each of the fiscal years ended March 31, 2001 and March 31, 2002 based upon our Parent's financial performance as measured by EBITDA, unless terminated earlier by the Company or Mr. Dunning for any reason. Mr. Dunning's executive agreement provides for severance payments upon termination of his employment by the Company without Cause (as such term is defined in the agreement) conditioned upon Mr. Dunning delivering a general release in favor of Parent and its affiliates. The severance provisions provide Mr. Dunning will receive his annual base salary until the one-year anniversary of the termination of his employment. Under his executive agreement, Mr. Dunning contributed $5.0 million in cash to our Parent in exchange for stock of our Parent. In August 2001, Mr. Dunning was terminated. Mr. Dunning initiated litigation against the Company and no amounts have been paid under his employment agreement for severance.

Equity Incentive Plans

   Following the Acquisition, we implemented an equity incentive program. The program provides for the issuance of, or the grant of options to purchase restricted common stock to certain of our employees, directors and officers of the company. Under the program, our Parent has reserved 2,630,000 shares of its fully diluted common equity and we have reserved up to 4.9% of the fully diluted common equity of LaunchCo and up to 6.1% of the fully diluted common equity of InternetCo for our employees, Directors and Officers. In connection with the issuance of, or the grant of options to acquire these equity interests, the participants in the program are entitled to customary "drag-along" rights in the event of a sale of the entity in which they hold equity interests. We also have the option to repurchase the participant's option shares if his/her employment terminates for any reason, including upon his/her death, disability or resignation.

   Our Parent is in the process of preparing a new management incentive plan that would provide for the grant of options to purchase various equity securities of our Parent to certain of our employees, Directors and Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The Company is authorized to issue a total of 1,000 shares of common stock, par value $0.01 per share. There are 1,000 shares of common stock issued and outstanding.

   All of the Company's outstanding capital stock is owned by our Parent. The table below lists information about the beneficial ownership of our Parent's capital stock, as of March 31, 2002, by each person whom we know to own beneficially more than 5% of any class of our Parent's stock, by each of our Parent's directors, the executive officers named in the Summary Compensation table and by all of our Parent's directors and our executive officers as a group. Our Parent has four classes of capital stock authorized for issuance, Series A preferred stock, Series B preferred stock, Series C preferred stock and common stock. There are 350,000 shares of our Parent's Series A preferred stock authorized for issuance, 337,583 of which are issued and outstanding; 142,500 shares of our Parent's Series B preferred stock authorized for issuance, 98,286 of which are issued and outstanding; 7,500 shares of Series C preferred stock authorized for issuance, 5,173 of which are issued and outstanding; and 400,000,000 shares of our Parent's common stock authorized for issuance, of which 333,632,013 are issued and outstanding (including 258,646,228 shares issuable upon conversion of Series C preferred stock). Willis Stein owns 100% of both the Series B preferred stock and Series C preferred stock, respectively. In the event of an initial public offering of our Parent's common stock, Willis Stein and the other holders of each series of our Parent's preferred stock may elect to convert their shares of preferred stock to shares of our Parent's common stock. Unless otherwise noted, the address of each director and executive officer is c/o Ziff Davis Media Inc., 28 East 28th Street, New York, New York 10016.

                                                                        Beneficial Ownership(1)
                                                             --------------------------------------------
                                                                       Percent of
                                                             Shares of Outstanding             Percent of
                                                             Series A   Series A    Shares of  Outstanding
                                                             Preferred  Preferred    Common      Common
                                                               Stock      Stock     Stock(4)      Stock
                                                             --------- ----------- ----------- -----------
Willis Stein Entities(2).................................... 290,083.0    85.93%   323,632,013    97.00%
DLJ Entities(3).............................................  47,500.0    14.07     10,000,000     3.00
James D. Dunning, Jr.(5)....................................   8,455.0     2.50      4,146,000     1.24
Thomas McGrade..............................................     142.5        *        522,917        *
Alan J. Perlman(5)..........................................     285.0        *         60,000        *
Robert F. Callahan..........................................        --       --             --       --
Scott Crystal(5)............................................        --       --             --       --
Peter Longo.................................................        --       --        148,664        *
Michael Miller..............................................        --       --         44,560        *
Dale Strang.................................................        --       --         18,534        *
Avy H. Stein(2)............................................. 290,083.0    85.93    323,632,013    97.00
Daniel H. Blumenthal(2)..................................... 290,083.0    85.93    323,632,013    97.00
John R. Willis(2)........................................... 290,083.0    85.93    323,632,013    97.00
David M. Wittels(3).........................................        --       --             --       --
All directors and executive officers as a group (12 persons) 290,083.0    85.93%   323,632,013    97.00%

--------
*  Less than 1% of outstanding series of stock
(1) "Beneficial ownership" generally means voting or investment power with respect to a security or the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.
(2) Includes 213,750 shares of Series A preferred stock (63.3%) and 303,646,228 shares of common stock (91.0%) (including 258,646,228 shares issuable upon conversion of Series C preferred stock) held by Willis Stein & Partners II, L.P., Willis Stein & Partners III, L.P., Willis Stein & Partners Dutch, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Willis Stein & Partners III-C, L.P. (collectively, the "Willis Stein Entities"). Also includes 76,333 shares of Series A preferred stock and 19,985,785 shares of common stock held by the stockholders executing the Investor Rights Agreement (other than the DLJ Entities). Such stockholders have agreed pursuant to the terms of the Investor Rights Agreement to vote their shares as directed by the Willis Stein Entities in certain matters as described more fully in Item 13 hereof and in the Investor Rights Agreement. As a result of the foregoing, the Willis Stein

   Entities may be deemed to have beneficial ownership with respect to the shares held by the stockholders executing the Investor Rights Agreement (other than the DLJ Entities). The Willis Stein Entities disclaim beneficial ownership of such shares held by such stockholders. Messrs. John R. Willis, Avy H. Stein and Daniel H. Blumenthal are Managing Directors of each of the ultimate general partners of the Willis Stein Entities, and, as a result, may be deemed to have beneficial ownership with respect to the shares held by and deemed to be beneficially owned by the Willis Stein Entities. Each disclaims beneficial ownership of such shares held by and deemed to be beneficially owned by such funds. The address for Willis Stein and Messrs. Willis, Stein and Blumenthal is One North Wacker Drive, Suite 4800, Chicago, Illinois 60606.
(3) Includes shares held by DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ EAB Partners, L.P., DLJ ESC II L.P., DLJ First Esc L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Offshore Partners II, C.V. and DLJMB Funding II, Inc., which are private equity investment funds affiliated with DLJ Merchant Banking, Inc. Mr. Wittels is a Managing Director of DLJ Merchant Banking, Inc. Mr. Wittels disclaims beneficial ownership of the shares held by the investment funds associated with DLJ Merchant Banking, Inc. The address for DLJ Merchant Banking, Inc. and Mr. Wittels is Eleven Madison Avenue, New York, New York 10010.
(4) Includes 258,646,228 shares of common stock issuable upon conversion of the Preferred Series C shares converted at $0.02 per share.
(5) Former executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investor Rights Agreement

   Our Parent is party to an Investor Rights Agreement dated as of April 5, 2000 with all of the current stockholders of the Parent. As a result, all of our Parent's outstanding capital stock is subject to the terms of the Investor Rights Agreement. The Investor Rights Agreement provides that our Parent's Board of Directors will be established at seven directors or such other number designated by Willis Stein. The agreement provides that the Board will consist of:

    .  our Parent's Chief Executive Officer;

    .  one person designated by DLJ Merchant Banking Partners II, L.P.;

    . four persons designated by Willis Stein, who currently include Avy H. Stein, Daniel H. Blumenthal, and John R. Willis; and

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

   The Investor Rights Agreement generally restricts the transfer of shares of our Parent's stock. The parties to the Investor Rights Agreement have granted our Parent a right of first refusal with respect to its stock, which, if not exercised by our Parent, may be exercised by Willis Stein and certain other of the Parent's stockholders. Each holder of shares generally has the right to participate in any transfer of shares by Willis Stein, with certain exceptions. In addition, our Parent has agreed not to issue new equity securities (or securities with equity features) without giving Willis Stein and certain other of the Parent's stockholders an opportunity to purchase their pro rata share of the new securities on substantially the same terms, with certain exceptions. Each of our Parent's stockholders has agreed to consent to a sale of our Parent or the assets of our Parent if Willis Stein votes to approve the sale.

   The Investor Rights Agreement also provides that Willis Stein may request at any time that all or any portion of its common stock be registered with the SEC. If Willis Stein no longer owns at least 50% of the common stock specified in the Investor Rights Agreement, DLJ may also make one such request. In the event that Willis Stein or DLJ makes a request for registration, the other parties to Investor Rights Agreement that hold common stock will be entitled to participate in the registration. Our Parent has also granted the parties to the Investor Rights Agreement "piggyback" registration rights with respect to registrations by it, and our Parent has agreed to pay all expenses relating to any registrations.

Executive Promissory Notes

   Under his executive agreement, each of Messrs. Dunning and McGrade purchased shares of our Parent's stock with one or more promissory notes.

   Mr. Dunning paid for his shares of Parent capital stock with $5.0 million in cash and three promissory notes in the aggregate principal amount of $4,491,500. Although Mr. Dunning's employment has been terminated, he still has promissory notes outstanding. The first promissory note is in the principal amount of $3,900,000, the second promissory note is in the principal amount of $382,833 and the third promissory note is in the principal amount of $208,667. The notes accrue simple interest at a rate equal to the lesser of 7.0% per annum or the highest rate permitted by law, and mature on April 5, 2007. Mr. Dunning was obligated to repay all amounts due under the notes when his employment terminated. Mr. Dunning's personal liability under the notes is limited to 60% of the aggregate principal amount of $4,491,500 minus the amount of any principal and interest payments made under his notes. Mr. Dunning has pledged all of his shares of our Parent's stock to secure his obligations under his notes. As of December 31, 2001, all of the aggregate principal amount of Mr. Dunning's notes (and interest accrued thereon) was outstanding.

   Mr. McGrade paid for his shares of Parent capital stock with two promissory notes in the aggregate principal amount of $273,229. The first promissory note in the principal amount of $150,000 was repaid in full as of May 31, 2000. The second promissory note in the principal amount of $123,229 matures on April 5, 2007. The notes accrue simple interest at a rate equal to the lesser of 7.0% per annum or the highest rate permitted by law. Mr. McGrade must repay all amounts due under the notes if his employment terminates for any reason or if we (or our Parent) are sold and if Mr. McGrade receives any cash in respect of his shares, he must use that cash to repay any portion of the amounts due under the notes. Mr. McGrade's personal liability under the second promissory note is limited to 60% of the aggregate principal amount of $123,229 minus the amount of any principal payments made under that note plus 100% of any accrued and unpaid interest. Mr. McGrade has pledged all of his shares of our Parent's stock to secure his obligations under his note. As of December 31, 2001, all of the aggregate principal amount of Mr. McGrade's second promissory note (and interest accrued thereon) was outstanding.

Subscription Services

   Investment funds affiliated with Willis Stein are shareholders of USApubs Inc., a marketer of magazine subscriptions and other services. We sell subscriptions to our publications both directly and through independent subscription marketing companies, including USApubs Inc. For the nine months ended December 31, 2001, we paid approximately $2.9 million in fees to USApubs and have accounts receivable, net of approximately $0.2 million at December 31, 2001. In management's opinion, our transactions with USApubs are generally representative of arm's-length transactions.

Willis Stein

   We reimburse travel and other out-of-pocket expenses of our Parent's directors and staff including the directors from Willis Stein for expenses incurred related to our business. We also reimbursed Willis Stein for travel and other out-of-pocket expenses related to Avy Stein serving as interim CEO during a portion of 2001. During the nine months ended December 31, 2001, we incurred approximately $0.7 million in such expenses.

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

    10.7  Executive Agreements by and between Ziff Davis Holdings Inc. and Mr. Thomas McGrade, dated as of April 5, 2000.*+

    10.8  Executive Agreement by and between Ziff Davis Holdings Inc. and Mr. Alan Perlman, dated
          April 5, 2000.*+

    10.9  Executive Agreements by and between Ziff Davis Holdings Inc. and Ms. Millard, dated
          December 6, 2000.**+

    10.10 Amendment to License Agreement, dated January 19, 2001 with ZDNet, Inc.*

    10.11 Fifth Amendment to Credit Agreement & Forbearance Agreement between Ziff Davis Media
          Inc., CIBC World Markets Corp., Bankers Trust Company, Fleet National Bank, Canadian
          Imperial Bank of Commerce and other credit parties dated January 14, 2002.***

    10.12 Sixth Amendment to Credit Agreement and First Amendment to Forbearance Agreement between
          Ziff Davis Media Inc., CIBC World Markets Corp., Bankers Trust Company, Fleet National
          Bank, Canadian Imperial Bank of Commerce and other credit parties dated March 14, 2002.***


    10.13 Executive Agreements by and between Ziff Davis Holdings Inc. and Mr. Robert Callahan, dated as of October 1, 2001.***

    10.14 Executive Agreements by and between Ziff Davis Holdings Inc. and Mr. Bart Catalane, dated as of November 8, 2001.***

    10.15 Employment Agreement by and between Ziff Davis Publishing Inc. and Mr. Peter Longo, dated as of November 7, 2001.***

    10.16 Employment Agreement by and between Ziff Davis Publishing Inc. and Mr. Stephen Moylan, dated as of October 8, 2001.***

    10.17 Employment Agreement by and between Ziff Davis Publishing Inc. and Mr. Michael Miller, dated as of December 6, 2001.***

    12.1  Statements re computation of ratio of earnings to fixed charges.***

    21.1  Subsidiaries of the registrant.*

B.  Reports on Form 8-K

     1.1  Report on Form 8-K dated January 14, 2002, contains information about the amendment to the
          Credit Facilities and change in Ziff Davis Media's year-end from March 31 to December 31.

--------
* previously filed in connection with the Company's Registration Statement on Form S-4 dated January 24, 2001.
** previously filed in connection with Form 10-K for the fiscal year ended
   March 31, 2001
*** filed herewith.
+  denotes compensation plan or arrangement.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized on the 30th day of April 2002.

                                          ZIFF DAVIS MEDIA INC.

                                          By:  /s/  BART W. CATALANE
                                          -------------------------
                                          Name: Bart W. Catalane
                                          Title: Chief Operating Officer and
                                              Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 30, 2002.

              Signatures                            Title
              ----------                            -----

        /s/  ROBERT F. CALLAHAN         Chairman, Chief Executive
---------------------------------------   Officer, President and
          Robert F. Callahan              Director (Principal
                                          Executive Officer)

         /s/  BART W. CATALANE          Chief Operating Officer,
---------------------------------------   Chief Financial Officer and
           Bart W. Catalane               Director (Principal
                                          Accounting Officer)

          /s/  JOHN R. WILLIS           Director
---------------------------------------
            John R. Willis

           /s/  AVY H. STEIN            Director
---------------------------------------
             Avy H. Stein

       /s/  DANIEL H. BLUMENTHAL        Director
---------------------------------------
         Daniel H. Blumenthal

   Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

   None.