Form 10-Q
period 2002-03-31
ZIFF DAVIS MEDIA INC
filed 2002-05-15
CIK 1123652

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-48014

                                   ----------

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

                                   ----------

                                 (212) 503-3500
               (Registrants telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     As of May 15, 2002, 1,000 shares of common stock, par value $0.01 per share were issued and outstanding.

================================================================================

                              ZIFF DAVIS MEDIA INC.
                                    FORM 10-Q
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   Unaudited Consolidated Balance Sheets as of March 31, 2002 and
      December 31, 2001..................................................     1

   Unaudited Consolidated Statements of Operations for the Three
      Months Ended March 31, 2002 and 2001...............................     2

   Unaudited Consolidated Statements of Cash Flows for the Three
      Months Ended March 31, 2002 and 2001...............................     3

   Unaudited Consolidated Statement of Changes in Stockholder's
      Deficit for the Three Months Ended March 31, 2002..................     4

   Notes to Unaudited Consolidated Financial Statements..................     5

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......    25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................    26

SIGNATURE................................................................    27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ZIFF DAVIS MEDIA INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
             (dollars in thousands, except share and per share data)

                                                                                        March 31,   December 31,
                                                                                          2002         2001
                                                                                        ---------   ------------
                                         ASSETS
Current assets:
   Cash and cash equivalents ........................................................   $  17,844    $  19,555
   Accounts receivable, net .........................................................      34,767       45,226
   Inventories ......................................................................         275          360
   Prepaid expenses and other current assets ........................................       9,482        7,949
                                                                                        ---------    ---------
      Total current assets ..........................................................      62,368       73,090
Property and equipment, net .........................................................      42,055       48,280
Intangible assets, net ..............................................................     369,723      375,271
Other assets ........................................................................      18,662       18,253
                                                                                        ---------    ---------
         Total assets ...............................................................   $ 492,808    $ 514,894
                                                                                        =========    =========

                         LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Accounts payable .................................................................   $  17,387    $  21,347
   Accrued expenses and other current liabilities ...................................      47,337       58,983
   Current portion of long-term debt ................................................     198,651      179,201
   Unexpired subscriptions, net .....................................................      34,630       36,212
                                                                                        ---------    ---------
      Total current liabilities .....................................................     298,005      295,743
Long-term debt ......................................................................     250,000      250,000
Other non-current liabilities .......................................................       9,461        8,879
                                                                                        ---------    ---------
      Total liabilities .............................................................     557,466      554,622
                                                                                        ---------    ---------

Commitments and contingencies (Note 6)

Stockholder's deficit:
   Common stock - $0.01 par value, 1,000 shares authorized, issued and outstanding             --           --
   Additional paid-in capital .......................................................     455,200      451,200
   Accumulated deficit ..............................................................    (518,414)    (489,128)
   Accumulated other comprehensive loss .............................................      (1,444)      (1,800)
                                                                                        ---------    ---------
      Total stockholder's deficit ...................................................     (64,658)     (39,728)
                                                                                        ---------    ---------
      Total liabilities and stockholder's deficit ...................................   $ 492,808    $ 514,894
                                                                                        =========    =========

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              ZIFF DAVIS MEDIA INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except share and per share data)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                        2002       2001
                                                                      --------   --------
Revenue, net ..................................................       $ 54,149   $ 84,226
Operating expenses:
    Cost of production ........................................         21,040     32,886
    Selling, general and administrative expenses ..............         38,789     65,609
    Depreciation and amortization of property and equipment ...          5,742      5,338
    Amortization of intangible assets .........................          4,813     13,600
                                                                      --------   --------
    Total operating expenses ..................................         70,384    117,433
                                                                      --------   --------
Loss from operations ..........................................        (16,235)   (33,207)
Equity in income from joint ventures ..........................             --        356
Interest expense, net .........................................         12,835     12,459
                                                                      --------   --------
    Loss before income taxes ..................................        (29,070)   (45,310)
Income tax provision (benefit) ................................            216       (710)
                                                                      --------   --------
    Net loss ..................................................       $(29,286)  $(44,600)
                                                                      ========   ========

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              ZIFF DAVIS MEDIA INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             (dollars in thousands, except share and per share data)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                    2002        2001
                                                                                  --------    --------
Cash flows from operating activities:
Net loss ..................................................................       $(29,286)   $(44,600)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization ..........................................         10,555      18,938
   Equity in income from joint ventures ...................................             --        (356)
   Non-cash expense .......................................................            588         498
   Amortization of debt issuance costs ....................................            600         566
Changes in operating assets and liabilities:
   Account receivable .....................................................         10,459      20,644
   Inventories ............................................................             85         811
   Accounts payable and accrued expenses ..................................        (15,606)     (6,265)
   Unexpired subscriptions & deferred revenue, net ........................         (1,582)      4,420
   Due from affiliates ....................................................             --         (60)
   Prepaid expenses and other, net ........................................            779      (7,078)
                                                                                  --------    --------
Net cash used by operating activities .....................................        (23,408)    (12,482)
                                                                                  --------    --------
Cash flows from investing activities:
   Capital expenditures ...................................................           (743)    (14,709)
   Distributions from joint venture .......................................             --         500
   Net proceeds from sale of joint venture ................................             --       1,700
   Net proceeds from sale of international operations .....................             --        (217)
   Acquisitions and investments, net of cash acquired .....................             --        (230)
                                                                                  --------    --------
Net cash used by investing activities .....................................           (743)    (12,956)
                                                                                  --------    --------
Cash flows from financing activities:
   Proceeds from capital contributions ....................................          4,000      17,000
   Repayment of borrowings under senior credit facilities .................         (1,550)    (51,123)
   Proceeds from borrowings under senior credit facilities ................         21,000          --
   Debt issuance costs ....................................................         (1,010)       (435)
                                                                                  --------    --------
Net cash provided (used) by financing activities ..........................         22,440     (34,558)
                                                                                  --------    --------
Net decrease in cash and cash equivalents .................................         (1,711)    (59,996)
Cash and cash equivalents at beginning of period ..........................         19,555      84,885
                                                                                  --------    --------
Cash and cash equivalents at end of period ................................       $ 17,844    $ 24,889
                                                                                  ========    ========

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              ZIFF DAVIS MEDIA INC.

      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
             (dollars in thousands, except share and per share data)

                                                                                     Accumulated
                                                          Additional                    Other           Total
                                          Common Stock      Paid-in    Accumulated   Comprehensive   Stockholder's   Comprehensive
                                        Shares   Amount     Capital      Deficit     (Loss) Income      Deficit      (Loss) Income
                                        ------   ------   ----------   -----------   -------------   -------------   -------------
Balance at December 31, 2001 ........    1,000     $--     $451,200     $(489,128)      $(1,800)        $(39,728)
  Capital contribution ..............       --      --        4,000            --            --            4,000
  Net loss ..........................       --      --           --       (29,286)           --          (29,286)       $(29,286)
  Changes in fair value of interest
     rate swap.......................       --      --           --            --           356              356             356
                                         -----     ---     --------     ---------       -------         --------        --------
Balance at March 31, 2002 ...........    1,000     $--     $455,200     $(518,414)      $(1,444)        $(64,658)       $(28,930)
                                         =====     ===     ========     =========       =======         ========        ========

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              ZIFF DAVIS MEDIA INC.

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except as per share data)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Media Inc. at March 31, 2002 and December 31, 2001 and the results of its consolidated operations and cash flows for the three months ended March 31, 2002 and 2001 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2002. For further information refer to Ziff Davis Media Inc.'s consolidated financial statements, including the notes to those statements, that are included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 2001.

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

     The Company had no operations prior to April 5, 2000 when it completed the acquisition of ZDP for $780,000 plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting. The Acquisition was funded by (i) issuing 1,000 shares of common stock to its Parent for $335,000, (ii) executing a $405,000 Senior Credit Facility agreement (the "Senior Credit Facility") of which $355,000 was borrowed at closing and (iii) issuing $175,000 of senior subordinated notes (the "Bridge Loan") (See Note 4). Fees and expenses, including debt issuance costs associated with the Acquisition, which totaled approximately $30,000, were paid with the equity and debt proceeds. On July 18, 2000 the Company issued $250,000 of 12% Senior Subordinated Notes ("Senior Notes"). The proceeds of this offering were used to repay the Bridge Loan and approximately $59,700 of the Senior Credit Facility. In addition, proceeds were used to pay approximately $8,500 of expenses associated with the offering and approximately $6,800 of accrued interest.

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

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

     The Developing Businesses segment is comprised of the InternetCo and LaunchCo subsidiaries, which are collectively referred to, and defined under the Company's debt agreements, as "Unrestricted Subsidiaries". This segment is focused on developing (1) new businesses including publications, testing services and research and (2) Internet-related ventures leveraged off the Company's editorial expertise and relationships with its audience and advertisers.

     For additional information on the Company's operating segments, see Note 8.

Financial Restructuring Initiatives

     As of March 31, 2002, an event of default existed under the Company's Senior Credit Facility. Accordingly, the $198,651 outstanding under that facility was subject to acceleration by the lenders and has been classified as a current portion of long-term debt in the accompanying balance sheet. Amendments entered into in January and March 2002 with the Company's senior lenders under the Senior Credit Facility provide forbearance for these covenant defaults through June 28, 2002 (See Note 4). The Company does not believe its cash on hand along with existing sources of cash are sufficient to fund its cash needs over the next twelve months under the current capital structure, potentially including its ability to make the required semi-annual interest payment on its Senior Notes due July 15, 2002.

     In order to address this situation, the Company began a restructuring program during 2001 in an effort to consolidate operations and reduce costs. Further, the Company engaged Greenhill & Co., LLC as its financial advisors to assist senior management in evaluating strategic alternatives for recapitalizing the Company's Senior Notes. On April 30, 2002, the Company reached an agreement with bondholders owning approximately 60% in aggregate principal amount of the Senior Notes, pursuant to which they agreed, subject to terms and conditions outlined therein, to support a comprehensive financial restructuring under which the Company would significantly reduce its debt and debt service requirements and receive a cash infusion of $80,000.

     The terms of the proposed financial restructuring are as follows:

     . Willis Stein would contribute up to $80,000 in cash in exchange for new preferred stock of the Parent and warrants for the purchase of common stock of the Parent. This preferred stock would be senior to all other equity securities and would have an accruing dividend at a rate of 22.0% per annum. In addition, Willis Stein would exchange the Senior Notes it holds in the Exchange Offer described below.

     . All of the holders of the Senior Notes would be offered in the aggregate $30,000 in cash, $95,000 in new Payment-in-Kind (PIK) senior subordinated notes issued by the Company (the "PIK Notes") as well as $30,000 in liquidation preference of new preferred stock of the Parent (such preferred stock would be junior only to the new preferred stock to be purchased by Willis Stein but senior to all other existing classes of capital stock of the Parent), and warrants for the purchase of common stock of the Parent in exchange for their existing notes (the "Exchange Offer"). The PIK Notes will mature seven years from their issue date and will bear interest at varying rates throughout their term ranging from 12.0% to 14.0% per annum, depending on whether interest is paid in cash or through the issuance of additional PIK Notes. All interest after the fourth year would be payable in cash at a 12.0% per annum interest rate. The new preferred stock of the Parent would accrue dividends at a rate of 10.0% per annum.

     . The Senior Credit Facility with the senior bank lenders would remain outstanding, though the Company anticipates certain negotiated modifications.

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except as per share data)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (continued)

     . The completion of the proposed financial restructuring is subject to numerous conditions, including (1) that holders representing 95% in aggregate principal amounts of the Senior Notes tender their notes in the Exchange Offer (the "Minimum Condition") and (2) the willingness of the senior bank lenders to agree to a number of proposed modifications of the existing Senior Credit Facility. The agreement with the bondholders referenced above expires if the Company does not commence the Exchange Offer before June 25, 2002, or if it does not complete the Exchange Offer before July 25, 2002. In connection with the Exchange Offer, the Company also intends to solicit consents of a prepackaged plan of reorganization to maximize the likelihood of receiving the Minimum Condition of the Exchange Offer.

     There can be no assurances that the Company's cost reductions will be successful or that the Company will achieve a level of revenue that will allow it to return to profitability. Additionally, there can be no assurance that the Company will be successful in recapitalizing its Senior Notes, avoiding further defaults under the current amendment to its Senior Credit Facility, or in being granted further forbearance under its Senior Credit Facility beyond June 28, 2002.

     The Company's financial statements for the three months ended March 31, 2002 have been prepared assuming that it will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of classification of liabilities that might result should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon, but not limited to its ability to (1) generate sufficient cash flow to meet its obligations on a timely basis, (2) to comply with the terms of its Senior Credit Facility, as amended, and its Senior Notes indenture, (3) to obtain additional financing or refinancing as may be required and (4) ultimately, to re-establish profitable operations.

Principles of Consolidation

     The financial statements of the Company as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which ownership interests are greater than 20 percent and in which the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of such companies are accounted for under the equity method.

Effect of Recently Issued Accounting Standards

     In April 2001, the Emerging Issues Task Force ("EITF") reached a final consensus of EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which was later codified along with other similar issues, into EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The Company adopted this EITF as of January 1, 2002 and as required, has reclassified prior period amounts. The impact of this EITF on the Company's financial statements for the quarter ended March 31, 2001 was a reclassification of selling, general and administrative expense to revenue in the amount of $3,124.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides guidance on classification and accounting for such asset when held for sale or abandonment. The Company adopted this statement effective January 1, 2002. There was no material impact on its financial position, liquidity or results of operations upon adoption of SFAS No. 144.

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except as per share data)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (continued)

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and make various technical corrections to existing pronouncements. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.

NOTE 2 - INTANGIBLE ASSETS, NET

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determine to be indefinite.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and the Company adopted SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company stopped amortizing goodwill and indefinite lived intangible assets of approximately $154,000.

     As of March 31, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization, primarily all of which are attributable to the Established Businesses segment, consisted of the following:

                                                     As of March 31, 2002               As of December 31, 2001
                                              ----------------------------------   ----------------------------------
                                                          Accumulated                          Accumulated
                                               Gross     Amortization     Net       Gross     Amortization     Net
                                              --------   ------------   --------   --------   ------------   --------
Amortized intangible assets:
   Advertising lists ......................   $219,675     $(27,874)    $191,801   $219,675     $(24,256)    $195,419
   Trademark/trade names ..................     22,544       (2,268)      20,276     22,544       (1,983)      20,561
   Subscriber lists .......................     11,600       (7,212)       4,388     11,600       (6,302)       5,268
                                              --------     --------     --------   --------     --------     --------
     Total amortized intangible assets ....    253,819      (37,354)     216,465    253,819      (32,541)     221,278
                                              --------     --------     --------   --------     --------     --------
Unamortized intangible assets:
   Trademark/trade names ..................     89,893           --       89,893     89,893           --       89,893
   Goodwill ...............................     63,365           --       63,365     64,100           --       64,100
                                              --------     --------     --------   --------     --------     --------
     Total unamortized intangible assets ..    153,258           --      153,258    153,993           --      153,993
                                              --------     --------     --------   --------     --------     --------
     Total intangible assets ..............   $407,077     $(37,354)    $369,723   $407,812     $(32,541)    $375,271
                                              ========     ========     ========   ========     ========     ========

     During the three months ended March 31, 2002, a reversal of unused purchase accounting reserves resulted in a $735 reduction in goodwill.

     Based on the current amounts of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

For the Year Ended December 31, 2002..............................   $19,170
For the Year Ended December 31, 2003..............................    17,432
For the Year Ended December 31, 2004..............................    15,694
For the Year Ended December 31, 2005..............................    15,694
For the Year Ended December 31, 2006..............................    15,694

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except as per share data)

NOTE 2 - INTANGIBLE ASSETS, NET (continued)

     The following table presents the impact of SFAS No. 142 on net loss had the standard been in effect for the three months ended March 31, 2001:

                                                              Three Months Ended
                                                                   March 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net loss - as reported ....................................   $(29,826)  $(44,600)
Adjustments:
   Amortization of goodwill ...............................         --      1,537
   Amortization of acquired trademarks and trade names ....         --      1,248
                                                              --------   --------
   Net adjustments ........................................         --      2,785
                                                              --------   --------
Net loss - adjusted .......................................   $(29,286)  $(41,815)
                                                              ========   ========

     The Company is required to perform impairment tests of its unamortized intangible assets on an annual basis and between annual tests in certain circumstances. As of March 31, 2002, no impairment of these assets has been recognized. There can be no assurance that future impairment tests will not result in a charge to earnings.

NOTE 3 - COST REDUCTION PROGRAM AND RESTRUCTURING CHARGES

     During the nine months ended December 31, 2001, the Company implemented a comprehensive cost reduction and restructuring program including the closure of Family PC, Expedia Travels, Smart Partner and the consolidation of Interactive Week into eWEEK in an effort to consolidate operations and eliminate headcount to reduce costs. At March 31, 2002, there was approximately $15,057 of accrued restructuring charges included in accrued expenses and other current liabilities. The remaining accrued expenditures primarily relate to employee severance and other costs to exit activities. The Company anticipates making $11,000 in cash payments related to this accrual in 2002.

     The following table summarizes the activity with respect to the remaining accrued balances at March 31, 2002 related to the restructuring charges taken in 2001:


                                             Balance                     Balance
                                           December 31,      2002       March 31,
                                              2001        Utilization     2002
                                           ------------   -----------   ---------
Employee related .......................     $ 5,826        $(1,082)     $ 4,744
Facility and other exit costs ..........      11,794         (1,481)      10,313
                                             -------        -------      -------
Total ..................................     $17,620        $(2,563)     $15,057
                                             =======        =======      =======

NOTE 4 - DEBT

General

     In connection with the Acquisition, the Company entered into the Senior Credit Facility with a syndicate of lenders, comprised of (i) a $355,000 term loan facility and (ii) a $50,000 revolving credit facility. The Company also entered into the $175,000 Bridge Loan, which bore interest at 12.5% per annum. On July 18, 2000, the Company issued $250,000 of 12% Senior Subordinated Notes "Senior Notes". Interest is paid semi-annually and the Senior Notes mature on July 15, 2010. The Senior Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries will guarantee the Senior Notes. The proceeds of this offering were used to repay the Bridge Loan and $59,710 of the Senior Credit Facility. In addition, proceeds were used to pay approximately $8,500 of expenses associated with the offering and approximately $6,790 of accrued interest.

     As of March 31, 2002, total indebtedness was $448,651 and consisted of $188,651 of outstanding principal under the term loan portion of the Senior Credit Facility, $10,000 of outstanding principal under the revolving credit facility and $250,000 in Senior Notes. As a result of the October 2001 event of default and the short-term nature of the amendments

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except as per share data)

NOTE 4 - DEBT (continued)

under the Senior Credit Facility, all amounts due under the Senior Credit Facility have been classified as current liabilities in the March 31, 2002 balance sheet.

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

     Upon the occurrence of default, interest on outstanding principal converts and accrues at the base rate, which represents the prime rate in effect, plus the applicable margin in effect with respect to the default and the default rate of 2.00%. As of March 31, 2002, borrowings under the Senior Credit Facility bore interest at rates ranging from 9.25% to 9.75%.

Amendments of Senior Credit Facility

     In January 2002, an amendment was entered into to provide forbearance for covenant violations through the period of March 15, 2002 and reduced the commitment under the revolving portion of the Senior Credit Facility to $20,000. The latest amendment entered into on March 14, 2002 extended the forbearance period through June 28, 2002, reduced the commitment under the revolving portion of the Senior Credit Facility to $10,000 and requires that certain Financial Covenant ratios be met for the period through June 28, 2002. In consideration for the January and March 2002 amendments, the Company paid fees to its lenders of approximately $1,000 in total. At March 31, 2002, the Company was in compliance with the amended Financial Covenant ratios.

Participation Agreement

     As part of the January 2002 amendment to the Senior Credit Facility, Willis Stein entered into a participation agreement with certain of the Company's senior bank lenders, which has a maximum capacity of $40,000. Under this agreement, Willis Stein funds acquired a $16,000 participation in loans under the Company's Senior Credit Facility. At the same time, the lenders under the Senior Credit Facility loaned the Company an additional $16,000. The Company used the proceeds from this loan to make the $15,000 semi-annual interest payment due January 15, 2002 to holders of the Company's Senior Notes. A further $5,000 was borrowed in January 2002 under this participation agreement in the manner described above. The borrowings were used to fund the Unrestricted Subsidiaries. There is $19,000 of remaining borrowing capacity under this participation agreement, however, there are currently no commitments by Willis Stein or any other parties to provide for additional funds under this capacity.

Financial Restructuring Initiatives

     In January 2002, the Company announced it had engaged Greenhill & Co., LLC as its financial advisors to assist senior management in evaluating the strategic alternatives for recapitalizing the Company's Senior Notes. The Company does not believe its cash on hand and existing sources of cash are sufficient to fund its cash needs over the next twelve months, potentially including its ability to make the required semi-annual interest payment on its Senior Notes due on July 15, 2002. On April 30, 2002, the Company reached an agreement with the holders of approximately 60% in aggregate principal amount of its Senior Notes pursuant to which they agreed, subject to certain terms and conditions, to support a comprehensive financial restructuring, including to exchange their senior subordinated notes for a combination of cash and new notes issued by the Company, as well as preferred stock and common stock warrants issued by the Parent (See Note 9).

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except as per share data)

NOTE 5 - EARNINGS PER SHARE

     Earnings per share have been omitted on the basis that there are no public shareholders.

NOTE 6 - CONTINGENCIES

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

     The Company is a defendant, along with numerous other magazine publishing companies in In Re Magazine Antitrust Litigation, pending in Federal District Court for the Southern District of New York. The case, which is a consolidation of approximately 25 separate class action price fixing lawsuits that were commenced beginning on July 19, 2000, alleges a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The parties have reached an agreement in principal to settle this case, which should be finalized shortly. The plaintiffs made a motion for partial summary judgment, which has been stayed pending the settlement discussions. The proposed settlement would include an immaterial cash payment by the Company.

     On February 27, 2001, International Data Group ("IDG") initiated a lawsuit, International Data Group v. Ziff Davis Media, in the Federal District Court in Delaware alleging trademark infringement arising out of the launch of the Company's new magazine, CIO Insight. IDG's motion for a preliminary injunction was denied on May 24, 2001, discovery concluded, and the other parties made cross-motions for summary judgment on January 22, 2002. The parties have reached an agreement in principal to settle this case, which should be finalized shortly. The proposed settlement agrees to terms of use of our CIO Insight trademark. The Company does not expect the proposed settlement to have a material adverse effect on its financial condition, results of operation or liquidity.

     The Company is also subject to various claims and legal proceedings that arise in the ordinary course of business. However, the Company does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION

Restricted and Unrestricted Subsidiaries Financial Data

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

                              ZIFF DAVIS MEDIA INC.

             (dollars in thousands, except share and per share data)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION (continued)

                                                                                        At March 31, 2002
                                                                 ---------------------------------------------------------------
                                                                 Ziff Davis Media Inc.
                                                                    and Restricted       Unrestricted
                                                                     Subsidiaries        Subsidiaries   Eliminations     Total
                                                                 ---------------------   ------------   ------------   ---------
                             ASSETS
Current assets:
   Cash and cash equivalents..................................         $  17,843          $       1      $      --     $  17,844
   Accounts receivable, net...................................            30,431              4,336             --        34,767
   Inventories................................................               275                 --             --           275
   Prepaid expenses and other current assets..................             8,824                658             --         9,482
   Due from (to) affiliates...................................             7,950             (7,950)            --            --
                                                                       ---------          ---------      ---------     ---------
      Total current assets....................................            65,323             (2,955)            --        62,368
Property and equipment, net...................................            35,332              6,723             --        42,055
Investments in subsidiaries...................................           137,708                 --       (137,708)           --
Intangible assets, net........................................           369,650                 73             --       369,723
Other assets..................................................            18,662                 --             --        18,662
                                                                       ---------          ---------      ---------     ---------
      Total assets............................................         $ 626,675          $   3,841      $(137,708)    $ 492,808
                                                                       =========          =========      =========     =========

         LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Accounts payable...........................................         $  15,571          $   1,816      $      --     $  17,387
   Accrued expenses and other current liabilities.............            43,605              3,732             --        47,337
   Current portion of long-term debt..........................           198,651                 --             --       198,651
   Unexpired subscriptions, net...............................            34,252                378             --        34,630
                                                                       ---------          ---------      ---------     ---------
      Total current liabilities...............................           292,079              5,926             --       298,005

Long-term debt................................................           250,000                 --             --       250,000
Other non-current liabilities.................................             9,461                 --             --         9,461
                                                                       ---------          ---------      ---------     ---------
      Total liabilities.......................................           551,540              5,926             --       557,466
                                                                       ---------          ---------      ---------     ---------

Stockholder's equity (deficit):
   Preferred stock............................................                --              1,234         (1,234)           --
   Common stock...............................................                --                 28            (28)           --
   Additional paid-in capital.................................           455,200            136,446       (136,446)      455,200
   Accumulated deficit........................................          (378,621)          (139,793)            --      (518,414)
   Accumulated other comprehensive loss.......................            (1,444)                --             --        (1,444)
                                                                       ---------          ---------      ---------     ---------
      Total stockholder's equity (deficit)....................            75,135             (2,085)      (137,708)      (64,658)
                                                                       ---------          ---------      ---------     ---------
      Total liabilities and stockholder's equity (deficit)....         $ 626,675          $   3,841      $(137,708)    $ 492,808
                                                                       =========          =========      =========     =========

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except as per share data)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION (continued)

                                                                                        At December 31, 2001
                                                                  -------------------------------------------------------------
                                                                    Ziff Davis Media
                                                                  Inc. and Restricted   Unrestricted
                                                                      Subsidiaries      Subsidiaries   Eliminations     Total
                                                                  -------------------   ------------   ------------   ---------
                             ASSETS
Current assets:
     Cash and cash equivalents ................................        $  19,553         $       2      $      --     $  19,555
     Accounts receivable, net .................................           40,026             5,200             --        45,226
     Inventories ..............................................              360                --             --           360
     Prepaid expenses and other current assets ................            5,643             2,306             --         7,949
     Due from (to) affiliates .................................            7,950            (7,950)            --            --
                                                                       ---------         ---------      ---------     ---------
         Total current assets .................................           73,532              (442)            --        73,090
Property and equipment, net ...................................           40,207             8,073             --        48,280
Investments in subsidiaries ...................................          128,189                --       (128,189)           --
Intangible assets, net ........................................          375,199                72             --       375,271
Other assets ..................................................           18,253                --             --        18,253
                                                                       ---------         ---------      ---------     ---------
         Total assets .........................................        $ 635,380         $   7,703      $(128,179)    $ 514,894
                                                                       =========         =========      =========     =========

         LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
     Accounts payable .........................................        $  20,504         $     843      $      --     $  21,347
     Accrued expenses and other current liabilities ...........           53,426             5,557             --        58,983
     Current portion of long-term debt ........................          179,201                --             --       179,201
     Unexpired subscriptions, net .............................           35,126             1,086             --        36,212
                                                                       ---------         ---------      ---------     ---------
         Total current liabilities ............................          288,257             7,486             --       295,743

Long-term debt ................................................          250,000                --             --       250,000
Other non-current liabilities .................................            8,879                --             --         8,879
                                                                       ---------         ---------      ---------     ---------
         Total liabilities ....................................          547,136             7,486             --       554,622
                                                                       ---------         ---------      ---------     ---------

Stockholder's equity (deficit):
     Preferred stock ..........................................               --             1,234         (1,234)           --
     Common stock .............................................               --                28            (28)           --
     Additional paid-in capital ...............................          451,200           126,927       (126,927)      451,200
     Accumulated deficit .....................................          (361,156)         (127,972)            --      (489,128)
     Accumulated other comprehensive loss .....................           (1,800)               --             --        (1,800)
                                                                       ---------         ---------      ---------     ---------
         Total stockholder's equity (deficit) .................           88,244               217       (128,189)      (39,728)
                                                                       ---------         ---------      ---------     ---------
         Total liabilities and stockholder's equity (deficit)..        $ 635,380         $   7,703      $(128,189)    $ 514,894
                                                                       =========         =========      =========     =========

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except as per share data)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION (continued)

                                                                     Three Months Ended March 31, 2002
                                                                ------------------------------------------
                                                                Ziff Davis Media
                                                                    Inc. and
                                                                   Restricted      Unrestricted
                                                                  Subsidiaries     Subsidiaries     Total
                                                                ----------------   ------------   --------
Revenue, net ................................................       $ 48,405         $  5,744     $ 54,149
Operating expenses:
   Cost of production .......................................         19,516            1,524       21,040
   Selling, general and administrative expenses .............         23,755           15,034       38,789
   Depreciation and amortization of property and equipment ..          4,750              992        5,742
   Amortization of intangible assets ........................          4,813               --        4,813
                                                                    --------         --------     --------
     Total operating expenses ...............................         52,834           17,550       70,384
                                                                    --------         --------     --------
     Loss from operations ...................................         (4,429)         (11,806)     (16,235)
Interest expense, net .......................................         12,835               --       12,835
                                                                    --------         --------     --------
     Loss before income taxes ...............................        (17,264)         (11,806)     (29,070)
Income tax provision ........................................            201               15          216
                                                                    --------         --------     --------
     Net loss ...............................................       $(17,465)        $(11,821)    $(29,286)
                                                                    ========         ========     ========

                                                                     Three Months Ended March 31, 2001
                                                                ------------------------------------------
                                                                Ziff Davis Media
                                                                    Inc. and
                                                                   Restricted      Unrestricted
                                                                  Subsidiaries     Subsidiaries     Total
                                                                ----------------   ------------   --------
Revenue, net ................................................       $ 80,569         $  3,657     $ 84,226
Operating expenses:
   Cost of production .......................................         29,585            3,301       32,886
   Selling, general and administrative expenses .............         40,483           25,126       65,609
   Depreciation and amortization of property and equipment ..          4,541              797        5,338
   Amortization of intangible assets ........................         13,600               --       13,600
                                                                    --------         --------     --------
     Total operating expenses ...............................         88,209           29,224      117,433
                                                                    --------         --------     --------
     Loss from operations ...................................         (7,640)         (25,567)     (33,207)
Equity in income from joint ventures ........................            356               --          356
Interest expense (income), net ..............................         12,462               (3)      12,459
                                                                    --------         --------     --------
     Loss before income taxes ...............................        (19,746)         (25,564)     (45,310)
Income tax (benefit) provision ..............................         (5,104)           4,394         (710)
                                                                    --------         --------     --------
     Net loss ...............................................       $(14,642)        $(29,958)    $(44,600)
                                                                    ========         ========     ========

NOTE 8 - SEGMENT INFORMATION

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

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by media platforms and product lines. The Company's reportable segments are:

     . Established Businesses - established publications targeted to customers in the consumer and business market. This segment is comprised of the Restricted Subsidiaries.

     . Developing Businesses - recently launched publications, internet operations, publications and business services for emerging product categories targeted to the consumer and business markets. This segment is comprised of the Unrestricted Subsidiaries.

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except as per share data)

NOTE 8 - SEGMENT INFORMATION (continued)

     The Company evaluates the performance of its segments and allocates resources to them based on income before provision for income taxes, interest expense, depreciation and amortization expense and other non-cash charges and restructuring charges ("EBITDA"). Any inter-segment revenues included in segment data are not material.

     The following table presents information about the reported segments for the periods ending:

                                                                            Three Months Ended
                                                                                  March 31,
                                                                            -------------------
                                                                              2002       2001
                                                                            --------   --------
Revenue, net:
   Established Businesses ...............................................    $48,405    $80,569
   Developing Businesses ................................................      5,744      3,657
                                                                             -------    -------
     Total ..............................................................    $54,149    $84,226
                                                                             =======    =======

                                                                            Three Months Ended
                                                                                  March 31,
                                                                            -------------------
                                                                              2002       2001
                                                                            --------   --------
EBITDA:
   Established Businesses ...............................................   $  5,134   $ 10,857
   Developing Businesses ................................................    (10,814)   (24,770)
                                                                            --------   --------
     Total ..............................................................   $ (5,680)  $(13,913)
                                                                            ========   ========

                                                                            Three Months Ended
                                                                                  March 31,
                                                                            -------------------
                                                                              2002       2001
                                                                            --------   --------
Reconciliation of Segment EBITDA to consolidated loss before income taxes
Total segment EBITDA ....................................................   $ (5,680)  $(13,913)
Depreciation and amortization ...........................................     10,555     18,938
Interest expense, net ...................................................     12,835     12,459
                                                                            --------   --------
Net loss before income taxes ............................................   $(29,070)  $(45,310)
                                                                            ========   ========

     Equity in income of investees included in the Established Businesses EBITDA for the three months ended March 31, 2001 was $356. All of the Company's revenue is attributable to the United States.

NOTE 9 - SUBSEQUENT EVENTS

Financial Restructuring Initiatives

     On April 30, 2002, the Company reached an agreement with bondholders owning approximately 60% in aggregate principal amount of the Senior Notes, pursuant to which they agreed, subject to the terms and conditions outlined therein, to support a comprehensive financial restructuring under which the Company would significantly reduce its debt and debt service requirements and receive a cash infusion of $80,000.

     The terms of the proposed financial restructuring are as follows:

     . Willis Stein would contribute up to $80,000 in cash in exchange for new preferred stock of the Parent and warrants for the purchase of common stock of the Parent. This preferred stock would be senior to all other equity securities and would have an accruing dividend at a rate of 22.0% per annum. In addition, Willis Stein would exchange the Senior Notes it holds in the Exchange Offer described below.

     . All of the holders of the Senior Notes would be offered in the aggregate $30,000 in cash, $95,000 in new Payment-in-Kind (PIK) senior subordinated notes issued by the Company (the "PIK Notes") as well as $30,000 in liquidation

                              ZIFF DAVIS MEDIA INC.

                (dollars in thousands, except as per share data)

NOTE 9 - SUBSEQUENT EVENTS (continued)

     . preference of new preferred stock of the Parent (such preferred stock would be junior only to the new preferred stock to be purchased by Willis Stein but senior to all other existing classes of capital stock of the Parent), and warrants for the purchase of common stock of the Parent in exchange for their existing notes (the "Exchange Offer"). The PIK Notes will mature seven years from their issue date and will bear interest at varying rates throughout their term ranging from 12.0% to 14.0% per annum, depending on whether interest is paid in cash or through the issuance of additional PIK Notes. All interest after the fourth year will be payable in cash at a 12.0% per annum interest rate. The new preferred stock of the Parent would accrue dividends at a rate of 10.0% per annum.

     . The Senior Credit Facility with the senior bank lenders would remain outstanding, though the Company anticipates certain negotiated modifications.

     . The completion of the proposed financial restructuring is subject to numerous conditions, including (1) that holders representing 95% in aggregate principal amounts of the Senior Notes tender their notes in the Exchange Offer (the "Minimum Condition") and (2) the willingness of the senior bank lenders to agree to a number of proposed modifications of the existing Senior Credit Facility. The agreement with the bondholders referenced above expires if the Company does not commence the Exchange Offer before June 25, 2002, or if it does not complete the Exchange Offer before July 25, 2002. In connection with the Exchange Offer, the Company also intends to solicit consents of a prepackaged plan of reorganization to maximize the likelihood of receiving the Minimum Condition of the Exchange Offer.

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

     There can be no assurance that the Company's cost reductions will be successful or that the Company will achieve a level of revenue that will allow us to return to profitability. Additionally, there can be no assurance that the Company will be successful in recapitalizing its Senior Notes or in being granted further forbearance under the Senior Credit Facility beyond June 28, 2002.

     The Company's financial statements for the three months ended March 31, 2002 have been prepared assuming that it will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of classification of liabilities that might result should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon, but not limited to our ability to (1) generate sufficient cash flow to meet our obligations on a timely basis, (2) to comply with the terms of our Senior Credit Facility, as amended, and our Senior Notes indenture, (3) to obtain additional financing or refinancing as may be required and (4) ultimately, to re-establish profitable operations.

Second Quarter 2002 Restructuring Charge

     Reflecting the continued difficult economic climate and weak magazine advertising marketplace, the Company has decided to discontinue one of its publications, Ziff Davis SMART BUSINESS, and reduce its related infrastructure costs. The Company will publish a newsletter and Internet versions of Ziff Davis SMART BUSINESS and believes it can transition profitability to these platforms.

     As a result of the recent operating and financial restructuring decisions, the Company expects to take a pre-tax restructuring charge of approximately $15,000 to $20,000 in the quarter ending June 30, 2002. The charge will reflect employee severance and consolidation costs for certain office locations as well as certain transaction costs associated with the Company's debt restructuring initiatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Transition Report on Form 10-K for the nine months ended December 31, 2001. Historical results and percentage relationships set forth in these unaudited consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

Overview

     Ziff Davis Media Inc. (the "Company", "we", "us", "our") is a wholly owned subsidiary of Ziff Davis Holdings Inc. ("Parent"). Ziff Davis Holdings Inc. is majority owned by various investment funds managed by Willis Stein & Partners ("Willis Stein", "controlling stockholders"), a private equity investment firm.

     We are a multimedia content company whose principal business is publishing. We publish and license magazines, provide editorial content about the technology industry and the Internet, in both print and online, and produce seminars and webcasts. On April 5, 2000, we acquired certain publishing assets ("Ziff Davis Publishing", "ZDP" or the "Predecessor") from Ziff-Davis Inc. ("ZDI"), an unrelated company for $780.0 million plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting. In January 2002, we changed our year-end from March 31 to December 31, effective December 31, 2001.

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

Recent Developments

Technology Sector, Economic Trends and Business Outlook

     Our revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by our clients, the extent to which sellers elect to advertise using print and online media, changes in paper prices and postage rates, and competition among computer technology marketers, including print publishers, and providers of technology information services. Accordingly, we may experience fluctuations in revenue and profitability from period to period. Many of our large customers concentrate their advertising expenditures around major new product or service launches. Marketing expenditures by technology companies can also be affected by factors generally affecting the technology industry, including pricing pressures and temporary surpluses of inventory.

     The Company's revenue and profitability are also influenced by internal factors such as product mix and the timing and frequency of our new product launches. New publications generally require several years to achieve profitability and upon achieving initial profitability, often have lower operating margins than more established publications. Accordingly, our total Company revenue and profitability from year to year may be affected by the number and timing of new product launches. If we conclude that a new publication or service will not achieve certain milestones with regard to revenue, profitability and cash flow within a reasonable period of time, management may discontinue such publication or service or merge it into another existing publication or service.

     Current economic trends in the United States have had a significant negative impact on our business. These trends include consolidation among our advertisers and a general decline in advertising spending. In response to this decline, we began a restructuring program in 2001 during which we consolidated operations and eliminated headcount to reduce costs.

     The Company anticipates that EBITDA (which excludes restructuring charges) for the quarter ending June 30, 2002, will be between $3.0 and $5.0 million for the Established Businesses Segment (Restricted Subsidiaries), which is comparable to the $3.5 million in EBITDA reported for the quarterly period ended June 30, 2001.

Financial Restructuring Initiatives

     As of March 31, 2002, an event of default existed under our Senior Credit Facility. Accordingly, the full amount outstanding under that facility was subject to acceleration by the lenders. Amendments entered into in January and March 2002 with our senior lenders under the Senior Credit Facility provide forbearance for these covenant defaults through June 28, 2002. We do not believe that our cash on hand along with existing sources of cash are sufficient to fund our cash needs over the next twelve months under the current capital structure, potentially including our ability to make our semi-annual interest payment on our 12% Senior Subordinated Notes due 2010 ("Senior Notes") due on July 15, 2002.

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

     The terms of the proposed financial restructuring are as follows:

     . Willis Stein would contribute up to $80.0 million in cash in exchange for new preferred stock of our Parent and warrants for the purchase of common stock of our Parent. This preferred stock would be senior to all other equity securities and would have an accruing dividend at a rate of 22.0% per annum. In addition, Willis Stein would exchange the Senior Notes it holds in the Exchange Offer described below.

     . All of the holders of the Senior Notes would be offered in the aggregate $30.0 million in cash, $95.0 million in new Payment-in-Kind ("PIK") senior subordinated notes issued by the Company (the "PIK Notes") as well as $30.0 million in liquidation preference of new preferred stock of our Parent (such preferred stock would be junior only to the new preferred stock to be purchased by Willis Stein but senior to all other existing classes of capital stock of our Parent), and warrants for the purchase of common stock of our Parent in exchange for their existing notes (the "Exchange Offer"). The PIK Notes will mature seven years from their issue date and will bear interest at varying rates throughout their term ranging from 12.0% to 14.0% per annum, depending on whether interest is paid in cash or through the issuance of additional PIK Notes. All interest after the fourth year will be payable in cash at a 12.0% per annum interest rate. The new preferred stock of our Parent would accrue dividends at a rate of 10.0% per annum.

     . Our Senior Credit Facility with the senior bank lenders would remain outstanding, though we anticipate certain negotiated modifications.

     . The completion of the proposed financial restructuring is subject to numerous conditions, including (1) that holders representing 95% in aggregate principal amounts of the Senior Notes tender their notes in the Exchange Offer (the "Minimum Condition") and (2) the willingness of the senior bank lenders to agree to a number of proposed modifications of our existing Senior Credit Facility. Our agreement with the bondholders referenced above expires if we do not commence the Exchange Offer before June 25, 2002, or if we do not complete the Exchange Offer before July 25, 2002. In connection with the Exchange Offer, we also intend to solicit consents of a prepackaged plan of reorganization to maximize likelihood of receiving the Minimum Condition of the Exchange Offer.

     There can be no assurance that our cost reductions will be successful or that we will achieve a level of revenue that will allow us to return to profitability. Additionally, there can be no assurance that we will be successful in recapitalizing our Senior Notes or in being granted further forbearance under our Senior Credit Facility beyond June 28, 2002.

     Our financial statements for the three months ended March 31, 2002 have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of classification of liabilities that might result should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon, but not limited to our ability to (1) generate sufficient cash flow to meet our obligations on a timely basis, (2) to comply with the terms of our Senior Credit Facility, as amended, and our Senior Notes indenture, (3) to obtain additional financing or refinancing as may be required and (4) ultimately, to re-establish profitable operations.

Results of operations - Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenue, net

     Revenue was $54.1 million for the three months ended March 31, 2002, compared to $84.2 million in the comparable prior period, a decrease of $30.1 million, or 35.7%.

     Revenue from the Restricted Subsidiaries was $48.4 million compared to $80.6 million in the comparable prior period, a decrease of $32.2 million, or 40.0%. Excluding discontinued publications within the Restricted Subsidiaries (FamilyPC, Smart Partner and Interactive Week), revenue was down $17.9 million or 27.0% from $66.3 million in the comparable prior period. Discontinued publications accounted for $14.3 million of revenue for the three months ended March 31, 2001. The $17.9 million decline in revenue from continuing publications was largely due to an advertising revenue decline of $14.8 million primarily related to a decline in ad pages of 18.1%. Circulation revenue for the continuing businesses in the Restricted Subsidiaries declined $0.2 million, or 1.5%, to $13.2 million. This decline relates to an 18.2% decline in subscription revenue, partially offset by a 36.1% increase in single-copy revenue, compared to the same prior year period. Subscription revenue has been negatively impacted by the current economic conditions, however, newsstand sales improved largely from single copy sales of our game publications. Other revenue related to the Restricted Subsidiaries' continuing businesses was down $3.0 million, or 49.6%, primarily driven by decreased royalty revenue due to amended terms of our license agreement with ZDNet.

     Revenue from the Unrestricted Subsidiaries was $5.7 million for the three months ended March 31, 2002 compared to $3.6 million in the comparable prior period. The increase primarily relates to (1) advertising revenue from new publications (CIO Insight and Baseline), (2) services provided by eTESTING LABS as well as (3) revenue from our Internet business which was negligible in the prior year period. The growth in our revenue from Unrestricted Subsidiaries was partially offset by lower revenue from The Net Economy and the closure of Expedia Travels magazine in October 2001.

Cost of production

     Cost of production was $21.0 million for the three months ended March 31, 2002, compared to $32.9 million for the comparable prior year period, a $11.9 million, or 36.2% decrease.

     Cost of production related to the Restricted Subsidiaries decreased $10.1 million, or 34.1%, from $29.6 million to $19.5 million in the three months ended March 31, 2002. Excluding discontinued publications within the Restricted Subsidiaries, cost of production decreased 18.5% from $24.0 million to $19.5 million. This decrease was primarily due to a decline in total pages produced in our magazine portfolio and paper prices, partially offset by an increase in postage rates. In January 2001, the Governors of the U.S. Postal Service approved a 9.9% increase in postage rates for calendar year 2001. In addition, a 2.6% increase in postage rates was effective July 2001. Excluding discontinued publications, cost of production as a percentage of revenue increased from 36.2% to 40.3% for the three months ended March 31, 2001 and 2002, respectively. This increase is primarily attributable to the decline in revenue described above.

     Cost of production related to the Unrestricted Subsidiaries was $1.5 million compared to $3.3 million in the prior year period. The decrease was related to higher technology production costs in the prior year period from our Internet ventures, which were in early development stages and incurred significant start-up costs during such period, partially offset by higher cost in the current quarter related to our new publications, CIO Insight and Baseline.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the three months ended March 31, 2002 were $38.8 million compared to $65.6 million for the three months ended March 31, 2001.

     Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $16.7 million, or 41.2%, from $40.5 million to $23.8 million. Excluding discontinued publications within the Restricted Subsidiaries, selling, general and administrative expenses decreased $5.0 million, or 17.4% from $28.8 million to $23.8 million. This decrease was primarily related to cost reductions realized in editorial, sales, marketing and circulation acquisition expense. Excluding discontinued publications, selling, general and administrative expenses as a percentage of revenue increased from 43.4% for three months ended March 31, 2001 to 49.2% for the three months ended March 31, 2002, primarily related to the revenue decline described above.

     Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $15.0 million and $25.1 million for the three months ended March 31, 2002 and 2001, respectively. The decrease relates to our newly launched publications and Internet ventures which incurred significant startup costs during the prior year period.

Depreciation and amortization expense

     Depreciation and amortization expenses were $10.6 million and $18.9 million for the three months ended March 31, 2002 and 2001, respectively. The decrease is primarily attributable to the restructuring program when the Company wrote-off a net book value of $219.8 million of goodwill and intangible assets and $30.8 million of fixed assets during the nine months ended December 31, 2001. These write-offs will reduce 2002 quarterly and annual depreciation and amortization expense by approximately $8.6 million and $34.3 million, respectively.

     Upon adoption of a recent accounting pronouncement (described below under - Effect of Recently Issued Accounting Standards), we no longer amortize goodwill and indefinite lived intangible assets beginning January 1, 2002, which will result in further reduction of quarterly and annual amortization expense by approximately $2.8 million and $11.1 million, respectively.

Interest expense, net

     Interest expense was $12.8 million for the three months ended March 31, 2002 compared to $12.5 for the three months ended March 31, 2001. Our weighted average debt outstanding was approximately $446.0 million and $494.5 million, and our weighted average interest rate was 11.62% and 11.01% for the three months ended March 31, 2002 and 2001, respectively. Interest rates during the three months ended March 31, 2002 include a 2.00% default rate due to our October 2001 event of default under our Senior Credit Facility (See "Financing Summary" below).

Joint ventures

     In October 2001, we sold our 50% ownership interest in Mac Publishing LLC. Our equity in income from this joint venture was $0.4 in the three months ended March 31, 2001.

Income taxes

     The income tax provision of $0.2 million for the three months ended March 31, 2002 and the income tax benefit of $0.7 million in the three months ended March 31, 2001 represent effective rates of negative 0.7% and positive 1.6%, respectively. The negative effective rate for the three months ended March 31, 2002 results from certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

Net loss

     Net loss of $29.3 million for the three months ended March 31, 2002 represents a change of $15.3 million compared to net loss of $44.6 million for the three months ended March 31, 2001. The change is primarily due to cost controls and our restructuring program implemented over the last several quarters along with our ceasing to amortize goodwill and certain indefinite lived intangible assets.

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

     EBITDA for the three months ended March 31, 2002 and 2001 was as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                  2002     2001
                                                                 -----   ------
Established Businesses (Restricted Subsidiaries) ...........     $ 5.1   $ 10.9
Developing Businesses (Unrestricted Subsidiaries) ..........     (10.8)   (24.8)
                                                                 -----   ------
Total Company ..............................................     $(5.7)  $(13.9)
                                                                 =====   ======

     EBITDA attributable to discontinued businesses accounted for $7.4 million in losses of the total EBITDA in the three months ended March 31, 2001.

Liquidity and Capital Resources

     Total cash at March 31, 2002 was $17.8 million, of which $1.0 million is earmarked for the Unrestricted Subsidiaries. We have historically relied upon cash flow from operating activities, borrowings under our Senior Credit Facility and additional investments to finance our operations.

     Under our Senior Credit Facility, we have Restricted and Unrestricted Subsidiaries. As described above, the Unrestricted Subsidiaries are our Developing Businesses represented by LaunchCo and InternetCo. The Restricted Subsidiaries represent our Established Businesses and are generally comprised of businesses that were acquired from ZDI. The Senior Credit Facility and indenture governing the Senior Notes place restrictions on funding from the Restricted Subsidiaries to the Unrestricted Subsidiaries and generally require them to be funded through separate and distinct sources. The Unrestricted Subsidiaries have historically been funded primarily by equity contributions and loans from the Restricted Subsidiaries.

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

Sources and Uses of Cash - Three Months Ended March 31, 2002 and 2001

     Details of changes in cash and cash equivalents during the three months ended March 31, 2002 and 2001 are discussed below.

     Operating Activities. Cash used by operating activities was $23.4 million for the three months ended March 31, 2002, compared to $12.5 million used by operating activities for the three months ended March 31, 2001, a decrease of $10.9 million. The increase in cash used was primarily attributable to working capital changes and cash expenditures related to the restructuring program of $2.6 million, partially offset by an $8.2 million increase in EBITDA.

     Investing Activities. Cash used by investing activities was $0.7 million for the three months ended March 31, 2002, all relating to capital expenditures ($0.5 million associated with the Restricted Subsidiaries). Cash used by investing activities was $13.0 million in the three months ended March 31, 2001 and primarily reflects $14.7 million in capital expenditures ($2.5 million associated with the Restricted Subsidiaries), partially offset by proceeds of $1.7 million from the sale of our joint venture, ZDNet Media (China) LDC, and distributions of $0.5 million from our Macworld joint venture. We anticipate making additional capital investments in connection with the continued development of the businesses of the Unrestricted Subsidiaries, however, the amount and timing of such investments has not yet been determined and will vary depending upon the implementation of the related business plans and the availability of funding.

     Financing Activities. Cash provided by financing activities was $22.4 million for the three months ended March 31, 2002. Cash provided by capital contributions was $4.0 million. Additionally, we borrowed $21.0 million under our Senior Credit Facility of which $15.0 million was used to make the $15.0 million semi-annual interest payment due January 15, 2002 to the holders of our Senior Notes, $1.0 million was used for working capital purposes and $5.0 million was earmarked to fund the Unrestricted Subsidiaries. These proceeds were partially offset by a $1.5 million of scheduled principal payments under our Senior Credit Facility and $1.0 million in debt issuance costs for fees paid in consideration for amendments on our Senior Credit Facilities. Cash used by financing activities was $34.6 million for the three months ended March 31, 2001, related primarily to $49.0 million in prepayments of outstanding principal and $2.1 million in scheduled principal payments of the term loan portion of the Senior Credit Facility partially offset by $17.0 million of capital contributions.

     At March 31, 2002, all of our bank debt under our Senior Credit Facility was subject to acceleration by the lenders because of the event of default. In addition, in 2002 we amended our Senior Credit Facility agreement to provide forbearance for these defaults through June 28, 2002 (See Note 4 to the Unaudited Consolidated Financial Statements).

Financing Summary

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

     Our Restricted Subsidiaries have historically been funded by cash provided by operations, equity contributions and the availability of funds under the revolving portion of our Senior Credit Facility. However, due to a substantial decrease in the number of advertising pages published in our publications and the resulting decline in EBITDA, we have entered into amendments to our Senior Credit Facility. These amendments were initiated to enable us to address covenant compliance issues as well as to provide time for us to pursue our capital restructuring program. An amendment entered into in January 2002 provided forbearance for covenant violations through the period of March 15, 2002 and reduced the commitment under the revolving credit facility to $20.0 million. The latest amendment, entered into on March 14, 2002, extended the forbearance period through June 28, 2002, reduced the commitment under the revolving portion of our Senior Credit Facility to $10.0 million and requires that certain financial ratios be met during the period through June 28, 2002. At March 31, 2002, we are in compliance with the amended covenants of our Senior Credit Facility pursuant to the forbearance agreement dated March 14, 2002.

     As part of the January 2002 amendment to the Senior Credit Facility, Willis Stein entered into a participation agreement with certain of our Senior Credit Facility lenders, which has a maximum capacity of $40.0 million. Under this agreement, Willis Stein funds acquired a $16.0 million participation in loans under our Senior Credit Facility. At the same time, the lenders under the Senior Credit Facility have loaned us an additional $16.0 million. We used the proceeds from this loan to make the $15.0 million semi-annual interest payment due January 15, 2002 to holders of our Senior Notes. A further $5.0 million was borrowed in January 2002 under this participation agreement in the manner described above. These borrowings were used to fund the contributions earmarked for funding our Unrestricted Subsidiaries. During March and April 2002, we received an additional $4.0 million and $3.0 million, respectively, of funding from our Parent earmarked for our Unrestricted Subsidiaries.

     In conjunction with our long-term capital restructuring, we are seeking a long-term amendment to our Senior Credit Facility. If the current amendment expires on June 28, 2002 without a further amendment or if we violate the amendment covenants, an event of default would have occurred. Upon an event of default, the lenders may elect to declare all outstanding borrowings, together with accrued and unpaid interest, to be immediately due and payable, to require us to use all available cash to partially repay such borrowings and prevent us from making debt service payments on our Senior Notes, including the $15.0 million interest payment due on July 15, 2002. As of March 31, 2002, total indebtedness was $448.7 million and consisted of $188.7 million of outstanding principal under the term loan portion of the Senior Credit Facility, $10.0 million of outstanding principal under the revolving portion of the Senior Credit Facility, and $250.0 million under the Senior Notes.

     Upon the occurrence of an event of default under our Senior Credit Facility, interest on outstanding principal converts and accrues at the base rate, which represents the prime rate in effect, plus the applicable margin in effect with respect to the default, plus the default rate of 2.00%. Borrowings under the Senior Credit Facility bore interest rates ranging from 9.25% to 9.75% as of March 31, 2002, which include the 2.00% default rate. This default rate results in approximately $4.0 million of additional interest per annum based on the March 31, 2002 Senior Credit Facility balance. At March 31, 2002, no additional borrowing was available under the revolving portion of our Senior Credit Facility.

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

     As of April 30, 2002, $19.0 million of potential funding was available through the participation agreement in the Senior Credit Facility described above. However, we do not have any commitments from Willis Stein or any other investor to fund this participation. Additionally, no further borrowings are available under the revolving portion of the Senior Credit Facility. As a result of amendments to and payments under our Senior Credit Facility, the term loan portion and the revolving portion of such facility have been reduced to $188.7 million and $10.0 million, respectively, from the original amounts of $355.0 million and $50.0 million, respectively.

     We do no believe our existing sources of funds will be sufficient to meet our obligations during the next twelve months. In order to address these needs, we are seeking a capital restructuring, including a recapitalization of our Senior Notes. If we are not successful in achieving a capital restructuring or obtaining additional investments or additional borrowings under our Senior Credit Facility, we will be forced to take actions such as discontinuing our business strategy and further reducing costs and capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital from third parties, or seeking bankruptcy protection. The uncertainty regarding our sources of funding results in substantial doubt about our ability to continue as a going concern.

Second Quarter 2002 Restructuring Charge

     Reflecting the continued difficult economic climate and weak magazine advertising marketplace, we have decided to discontinue one of our publications, Ziff Davis SMART BUSINESS and reduce our related infrastructure costs. We will publish a newsletter and Internet versions of Ziff Davis SMART BUSINESS and believe we can transition profitably to these platforms.

     As a result of the recent operating and financial restructuring decisions, we expect to take a pre-tax restructuring charge of approximately $15.0 to $20.0 million in the quarter ending June 30, 2002. The charge will reflect employee severance and consolidation costs for certain office locations as well as certain transaction costs associated with our debt restructuring initiatives.

Cyclicality

     Revenue from advertising accounted for approximately 63.1% of our total revenue for the three months ended March 31, 2002. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results. Further, economic trends could also significantly impact the growth of our revenue and operating results with respect to prior periods.

Seasonality

     Historically, our business has been seasonal because we have earned a significant portion of our annual revenue in our fourth calendar quarter. This is largely due to the general increase in publishing revenue in the fourth quarter as a result of increased consumer buying activity during the holiday season. Factors affecting the seasonality of our business are holiday spending, customer budgetary spending patterns, new product introductions and general economic trends. Quarterly results may also be affected by the timing and magnitude of acquisitions and related costs, variations in the number of magazines sold in any quarter, customer spending patterns, termination of existing agreements, costs incurred in connection with internal growth, changes in our mix of customers, contracts of our business, fluctuation in the costs of raw materials and other general economic conditions. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any quarter or for the entire year. We cannot assure that our fourth quarter revenue will be higher than revenue for our other quarters.

Effect of Recently Issued Accounting Standards

     In April 2001, the Emerging Issues Task Force ("EITF") reached a final consensus of EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which was later codified along with other similar issues, into EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. We adopted this EITF as of January 1, 2002 and as required, have reclassified prior period amounts. The impact of this EITF on our financial statements for the quarter ended March 31, 2001 was a reclassification of selling, general and administrative expense to revenue in the amount of $3.1 million.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides guidance on classification and accounting for such asset when held for sale or abandonment. We adopted this statement effective January 1, 2002. There was no material impact on our financial position, liquidity or results of operations upon adoption of SFAS No. 144.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and make various technical corrections to existing pronouncements. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The impact of this pronouncement on our financial results is currently being evaluated.

Forward-Looking Statements and Risk Factors

     Certain statements in this Quarterly Report on Form 10-Q contain "forward-looking statements." Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues, financing needs, or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of words such as "may", "will", "expects", "should", "believes", "plans", "anticipates", "estimates", "predicts", "potential", or "continue", and any other words of similar meaning.

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

     Statements regarding the Company's future financial performance or results of operations, including expected revenue growth, future paper, postage, printing or other expenses, future operating margins, anticipated capital spending, our ability to obtain funding, the amount of anticipated restructuring charges and other future or expected performance are subject to the following risks: the proposed debt restructuring not being completed; all of our debt being accelerated due to covenant violations; insufficient liquidity to meet our obligations; the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and decrease operating margins; the inability to identify, develop and achieve success for new products, services and technologies; the inability to attract new customers for our publications and services; increased competition, which could lead to decreases in users or negative pressure on our pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with suppliers and advertisers; a decrease in the growth of advertising spending in magazines or in general or on our businesses in particular; failure of advertisers to meet their commitments under their contracts to purchase advertising. For risks about our business, see our Transition Report on Form 10-K for the nine months ended December 31, 2001, including under the captions "Risk Factors" and "Management's Discussion and Analysis of Results of Operations."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our Senior Credit Facilities requires that we enter into hedge arrangements so that at least 50% of our funded debt be effectively set at a fixed rate interest. On September 27, 2000, we entered into an interest rate swap agreement for the notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. The effect of this swap agreement, coupled with the fixed interest rate on the Senior Notes, results in $275.0 million or 61.3% of our funded debt being effectively set at a fixed rate of interest as of March 31, 2002. Accordingly, a 1.00% fluctuation in interest rates would cause a $1.7 million fluctuation in interest expense.

Inflation and Fluctuations in Paper Prices and Postage Costs

     We continually assess the impact of inflation and changes in paper and postage prices as these costs represent a significant portion of our costs of production. Paper prices began to rise in 1994, rose significantly in 1995 and 1996, and then decreased in 1997. During 1998 and 1999, paper prices were relatively flat, with only once price increase occurring in 2000. In 2001, paper prices significantly declined. During fiscal 2001, we outsourced the majority of our paper buying to printers. As a result we hold significantly lower levels of inventory and are purchasing paper at or below market prices at the time of use.

     Postage rates increased 5.0% in January 1999 and 9.9% in January 2001 and 2.6% in July 2001. In June 2002, postage rates are expected to increase approximately 10.0%. Management considers announced postage rate increases in our pricing policies but there can be no assurance we will recover the added costs incurred.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 6, 2001, our former Chief Executive Officer initiated a lawsuit in New York State Supreme Court, New York County, alleging 19 causes of action arising out of the termination of his employment, including breach of contract, intentional misrepresentation, age discrimination and defamation. Our motions to dismiss 12 of the 19 counts, and to dismiss several of the named individual defendants, was granted on March 7, 2002.

     On October 17, 2001, the former Publisher of The Net Economy initiated a lawsuit in the Supreme Court of the State of New York, Nassau County, alleging breach of contract, fraudulent inducement, and various other claims arising out of the termination of his employment. We made a motion to dismiss the entire case in December 2001, which is pending before the Court. We intend to continue vigorously defending this lawsuit.

     We are a defendant, along with numerous other magazine publishing companies in In Re Magazine Antitrust Litigation, pending in Federal District Court for the Southern District of New York. The case, which is a consolidation of approximately 25 separate class action price fixing lawsuits that were commenced beginning on July 19, 2000, alleges a conspiracy among the magazine publishers to inflate subscription prices by agreeing not to offer subscriptions at more than a 50% discount off list price. The parties have reached an agreement in principal to settle this case, which should be finalized shortly. The plaintiffs made a motion for partial summary judgment, which has been stayed pending the settlement discussions. The proposed settlement would include an immaterial cash payment by the Company.

     On February 27, 2001, International Data Group ("IDG") initiated a lawsuit, International Data Group v. Ziff Davis Media, in the Federal District Court in Delaware alleging trademark infringement arising out of the launch of our new magazine, CIO Insight. IDG's motion for a preliminary injunction was denied on May 24, 2001, discovery concluded, and the other parties made cross-motions for summary judgment on January 22, 2002. The parties have reached an agreement in principal to settle this case, which should be finalized shortly. The proposed settlement agrees to terms of use of our CIO Insight trademark. We do not expect the proposed settlement to have a material adverse effect on our financial condition, results of operation or liquidity.

     We are also subject to various claims and legal proceedings that arise in the ordinary course of business. However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

Items 2, 3, 4, 5 and 6 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Ziff Davis Media Inc.


                                                By:  /s/ Bart W. Catalane
                                                     ---------------------------
                                                     Bart W. Catalane
                                                     Chief Operating Officer and
                                                     Chief Financial Officer

                                                Date:  May 15, 2002