Form 10-Q
period 2002-06-30
ZIFF DAVIS MEDIA INC
filed 2002-08-14
CIK 1123652

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                        Commission file number 333-48014

                               -------------------

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

                               -------------------

                                 (212) 503-3500
               (Registrants telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of August 14, 2002, 1,000 shares of common stock, par value $0.01 per share were issued and outstanding.

================================================================================

                              ZIFF DAVIS MEDIA INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                                           PAGE
                                                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Unaudited Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001....................................      1

     Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001..........      2

     Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001....................      3

     Unaudited Consolidated Statement of Changes in Stockholder's Deficit for the Six Months Ended June 30, 2002........      4

     Notes to Unaudited Consolidated Financial Statements...............................................................      5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........................     16

Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................................     25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................................     26

Item 6. Exhibits and Reports on Form 8-K................................................................................     26

SIGNATURE...............................................................................................................     27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ZIFF DAVIS MEDIA INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          JUNE 30,       DECEMBER 31,
                                                                            2002            2001
                                                                      ---------------   ---------------
                                     ASSETS
Current assets:
     Cash and cash equivalents......................................  $         8,874   $        19,555
     Accounts receivable, net.......................................           31,751            45,226
     Inventories....................................................              681               360
     Prepaid expenses and other current assets......................            8,012             7,949
                                                                      ---------------   ---------------
         Total current assets.......................................           49,318            73,090
Property and equipment, net.........................................           35,508            48,280
Intangible assets, net..............................................          350,819           375,271
Other assets, net...................................................           18,086            18,253
                                                                      ---------------   ---------------
         Total assets...............................................  $       453,731   $       514,894
                                                                      ===============   ===============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Accounts payable...............................................  $        11,820   $        21,347
     Accrued expenses and other current liabilities.................           51,897            58,983
     Current portion of long-term debt..............................               --           179,201
     Unexpired subscriptions, net...................................           33,743            36,212
                                                                      ---------------   ---------------
         Total current liabilities..................................           97,460           295,743
Long-term debt......................................................          446,693           250,000
Other non-current liabilities.......................................           10,049             8,879
                                                                      ---------------   ---------------
         Total liabilities..........................................          554,202           554,622
                                                                      ---------------   ---------------

Commitments and contingencies (Note 6)
Stockholder's deficit:
     Common stock - $0.01 par value, 1,000 shares authorized,
      issued and outstanding........................................               --                --
     Additional paid-in capital.....................................          465,300           451,200
     Accumulated deficit............................................         (564,133)         (489,128)
     Accumulated other comprehensive loss...........................           (1,638)           (1,800)
                                                                      ---------------   ---------------
         Total stockholder's deficit................................         (100,471)          (39,728)
                                                                      ---------------   ---------------
         Total liabilities and stockholder's deficit................  $       453,731   $       514,894
                                                                      ===============   ===============

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              ZIFF DAVIS MEDIA INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           JUNE 30,                  JUNE 30,
                                                                    ----------------------    ----------------------
                                                                      2002          2001         2002         2001
                                                                    ---------    ---------    ---------    ---------
Revenue, net..................................................      $  56,794    $  81,925    $ 110,943    $ 166,151
Operating expenses:
    Cost of production........................................         20,024       30,614       41,064       63,500
    Selling, general and administrative expenses..............         37,310       65,002       76,099      130,611
    Depreciation and amortization of property and equipment...          4,550        8,187       10,292       13,525
    Amortization of intangible assets.........................          4,796       13,438        9,609       27,038
    Restructuring charges, net................................          8,405        1,050        8,405        1,050
    Write-down of intangible assets...........................         14,108           --       14,108           --
                                                                    ---------    ---------    ---------    ---------
    Total operating expenses..................................         89,193      118,291      159,577      235,724
                                                                    ---------    ---------    ---------    ---------
Loss from operations..........................................        (32,399)     (36,366)     (48,634)     (69,573)
Equity in (loss) income from joint ventures...................             --         (208)          --          148
Interest expense, net.........................................         13,108       12,521       25,943       24,980
                                                                    ---------    ---------    ---------    ---------
    Loss before income taxes..................................        (45,507)     (49,095)     (74,577)     (94,405)
Income tax provision (benefit)................................            212          254          428         (456)
                                                                    ---------    ---------    ---------    ---------
    Net loss..................................................      $ (45,719)   $ (49,349)   $ (75,005)   $ (93,949)
                                                                    =========    =========    =========    =========

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              ZIFF DAVIS MEDIA INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                            SIX MONTHS ENDED JUNE 30,
                                                            --------------------------
                                                                2002           2001
                                                            -----------    -----------
Cash flows from operating activities:
Net loss.................................................   $   (75,005)   $   (93,949)
Adjustments to reconcile net loss to net cash used by
 operating activities:
  Depreciation and amortization..........................        19,901         40,563
  Equity in income from joint ventures...................            --           (148)
  Non-cash rent expense..................................         1,175          1,027
  Amortization of debt issuance costs....................         1,205          1,115
  Non-cash restructuring charges.........................         2,674             --
  Write-down of intangible assets........................        14,108             --
Changes in operating assets and liabilities:
  Account receivable.....................................        13,475         19,864
  Inventories............................................          (321)           824
  Accounts payable and accrued expenses..................       (16,613)        (5,102)
  Unexpired subscriptions and deferred revenue, net......        (2,469)        (2,265)
  Due from affiliates....................................            --             21
  Prepaid expenses and other, net........................         1,988          2,763
                                                            -----------    -----------
Net cash used by operating activities....................       (39,882)       (35,287)
                                                            -----------    -----------

Cash flows from investing activities:
  Capital expenditures...................................        (1,352)       (27,048)
  Distributions from joint venture.......................            --            625
  Net proceeds from sale of joint venture................            --          1,700
  Net proceeds from sale of international operations.....            --          3,010
  Acquisitions and investments, net of cash acquired.....            --           (245)
                                                            -----------    -----------
Net cash used by investing activities....................        (1,352)       (21,958)
                                                            -----------    -----------

Cash flows from financing activities:
  Proceeds from capital contributions....................        14,100         37,000
  Repayment of borrowings under senior credit facilities         (3,508)       (52,988)
  Proceeds from borrowings under senior credit facilities        21,000             --
  Debt issuance costs....................................        (1,039)          (435)
                                                            -----------    -----------
Net cash provided (used) by financing activities.........        30,553        (16,423)
                                                            -----------    -----------

Net decrease in cash and cash equivalents................       (10,681)       (73,668)

Cash and cash equivalents at beginning of period.........        19,555         84,885
                                                            -----------    -----------

Cash and cash equivalents at end of period...............   $     8,874    $    11,217
                                                            ===========    ===========

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              ZIFF DAVIS MEDIA INC.

      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
                             (DOLLARS IN THOUSANDS)

                                                                                     ACCUMULATED
                                                            ADDITIONAL                  OTHER            TOTAL
                                          COMMON STOCK       PAID-IN    ACCUMULATED COMPREHENSIVE    STOCKHOLDER'S  COMPREHENSIVE
                                        SHARES     AMOUNT    CAPITAL      DEFICIT   (LOSS) INCOME       DEFICIT     (LOSS) INCOME
                                       -------    --------  ----------  ----------  --------------   -------------  -------------
Balance at December 31, 2001.......      1,000    $     --  $  451,200  $ (489,128) $       (1,800)  $     (39,728)
 Capital contribution..............         --          --      14,100          --              --          14,100
 Net loss..........................         --          --          --     (75,005)             --         (75,005) $     (75,005)
 Changes in fair value of interest
  rate swap........................         --          --          --          --             162             162            162
                                       -------    --------  ----------  ----------  --------------   -------------  -------------
Balance at June 30, 2002...........      1,000    $     --  $  465,300  $ (564,133) $       (1,638)  $    (100,471) $     (74,843)
                                       =======    ========  ==========  ==========  ==============   =============  =============

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              ZIFF DAVIS MEDIA INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff Davis Media Inc. at June 30, 2002 and December 31, 2001 and the results of its consolidated operations and cash flows for the three and six months ended June 30, 2002 and 2001 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2002. For further information refer to Ziff Davis Media Inc.'s audited consolidated financial statements, including the notes to those statements, that are included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 2001.

     Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

FORMATION OF ZIFF DAVIS MEDIA INC.

     Ziff Davis Media Inc. (the "Company") is a wholly-owned subsidiary of Ziff Davis Holdings Inc. (the "Parent"). Ziff Davis Holdings Inc. is majority owned by various investment funds managed by Willis Stein & Partners ("Willis Stein", "controlling stockholders") a private equity investment firm. The Company is a multimedia content company whose principal business is publishing. The Company publishes and licenses magazines, provides editorial content about technology and the Internet, both in print and online, and produces seminars and webcasts. The Company was incorporated in the state of Delaware on November 24, 1999 and was formed to acquire certain publishing assets ("Ziff-Davis Publishing", "ZDP", or "Predecessor") from Ziff-Davis Inc. ("ZDI"), an unrelated company. The Company's major operating subsidiaries are Ziff Davis Publishing Inc., ("PubCo") Ziff Davis Development Inc. ("LaunchCo") and Ziff Davis Internet Inc. ("InternetCo"). Effective January 1, 2002, the Company changed its fiscal year-end from March 31 to December 31. Accordingly, the six months ended June 30, 2001 represents the sum of the fourth quarter of the fiscal year ended March 31, 2001 and the first quarter of the fiscal nine months ended December 31, 2001.

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

                             (DOLLARS IN THOUSANDS)

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

     The Developing Businesses segment is comprised of the LaunchCo and InternetCo subsidiaries, which are collectively referred to, and defined under the Company's debt agreements, as "Unrestricted Subsidiaries". This segment is focused on developing (1) new businesses including publications and research and
(2) Internet-related ventures leveraged off the Company's editorial expertise and relationships with its audience and advertisers.

     For additional information on the Company's operating segments, see Note 8.

     As discussed in Note 9, the Company completed its financial restructuring plan in August 2002.

PRINCIPLES OF CONSOLIDATION

     The financial statements of the Company as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which ownership interests are greater than 20 percent and in which the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of such companies are accounted for under the equity method.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2001, the Emerging Issues Task Force ("EITF") reached a final consensus of EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which was later codified along with other similar issues, into EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The Company adopted this EITF as of January 1, 2002 and as required, has reclassified prior period amounts. The impact of this EITF on the Company's financial statements for the three and six months ended June 30, 2001 was a reclassification of selling, general and administrative expense as an offset to revenue in the amount of $3,205 and $6,329, respectively.

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

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and make various technical corrections to existing pronouncements. The provisions of SFAS No. 145 are effective for fiscal years

                              ZIFF DAVIS MEDIA INC.

                             (DOLLARS IN THOUSANDS)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

beginning after May 15, 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for fiscal years beginning after December 31, 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.

NOTE 2 - INTANGIBLE ASSETS, NET

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and the Company adopted SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company stopped amortizing goodwill and indefinite lived intangible assets of approximately $154,000.

     As part of our continued cost reduction and restructuring program, during the second quarter of 2002, the Company wrote-off $14,108 of trademarks/trade names, advertiser lists and goodwill related to the closures of Ziff Davis SMART BUSINESS and Yahoo! Internet Life (See Note 3).

     As of June 30, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization, primarily all of which are attributable to the Established Businesses segment, consisted of the following:

                                                     AS OF JUNE 30, 2002                     AS OF DECEMBER 31, 2001
                                           ---------------------------------------   --------------------------------------
                                                        ACCUMULATED                               ACCUMULATED
                                             GROSS      AMORTIZATION        NET        GROSS      AMORTIZATION       NET
                                           ----------   ------------    ----------   ----------   ------------   ----------
Amortized intangible assets:
   Advertising lists...................    $  219,200   $    (31,383)   $  187,817   $  219,675   $    (24,256)  $  195,419
   Trademark/trade names...............        14,344         (1,624)       12,720       22,544         (1,983)      20,561
   Subscriber lists....................        11,600         (8,122)        3,478       11,600         (6,302)       5,268
                                           ----------   ------------    ----------   ----------   ------------   ----------
     Total amortized intangible assets.       245,144        (41,129)      204,015      253,819        (32,541)     221,278
                                           ----------   ------------    ----------   ----------   ------------   ----------
Unamortized intangible assets:
   Trademark/trade names...............        83,464             --        83,464       89,893             --       89,893
   Goodwill............................        63,340             --        63,340       64,100             --       64,100
                                           ----------   ------------    ----------   ----------   ------------   ----------
     Total unamortized intangible assets      146,804             --       146,804      153,993             --      153,993
                                           ----------   ------------    ----------   ----------   ------------   ----------
     Total intangible assets...........    $  391,948   $    (41,129)   $  350,819   $  407,812   $    (32,541)  $  375,271
                                           ==========   ============    ==========   ==========   ============   ==========

     During the three and six months ended June 30, 2002, a reversal of unused purchase accounting reserves resulted in a $0 and $735 reduction in goodwill, respectively.

     Based on the current amounts of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

For the Year Ended December 31, 2002....................  $  18,919
For the Year Ended December 31, 2003....................     16,881
For the Year Ended December 31, 2004....................     15,142
For the Year Ended December 31, 2005....................     15,142
For the Year Ended December 31, 2006....................     15,142

                              ZIFF DAVIS MEDIA INC.

                             (DOLLARS IN THOUSANDS)

NOTE 2 - INTANGIBLE ASSETS, NET (CONTINUED)

     The following table presents the impact of SFAS No. 142 on net loss had the standard been in effect for the three and six months ended June 30, 2001:

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                             -------------------------   -----------------------
                                                 2002          2001         2002         2001
                                             ------------   ----------   ----------   ----------
Net loss - as reported.....................  $    (45,719)  $  (49,349)  $  (75,005)  $  (93,949)
Adjustments:
  Amortization of goodwill.................            --        1,537           --        3,073
  Amortization of acquired trademarks
   and trade names.........................            --        1,366           --        2,732
                                             ------------   ----------   ----------   ----------
  Net adjustments..........................            --        2,903           --        5,805
                                             ------------   ----------   ----------   ----------
Net loss - adjusted........................  $    (45,719)  $  (46,446)  $  (75,005)  $  (88,144)
                                             ============   ==========   ==========   ==========

     The Company is required to perform impairment tests of its unamortized intangible assets on an annual basis and between annual tests in certain circumstances. As of June 30, 2002, no impairment of these assets has been recognized. There can be no assurance that future impairment tests will not result in a charge to earnings.

NOTE 3 - COST REDUCTION PROGRAM AND RESTRUCTURING CHARGES

     During the nine months ended December 31, 2001, the Company implemented a comprehensive cost reduction and restructuring program including the closure of Family PC, Expedia Travels, Smart Partner and the consolidation of Interactive Week into eWEEK in an effort to reduce future operating losses, consolidate operations and eliminate headcount to reduce costs.

     Reflecting the continued difficult economic climate and weak magazine advertising marketplace throughout 2002, the Company (1) discontinued Ziff Davis SMART BUSINESS in May 2002, (2) sold the assets of The Net Economy to Advanstar Communications in June 2002, (3) suspended publication of Yahoo! Internet Life in July 2002 and (4) continued to reduce its related infrastructure costs.

     As a result of these operating decisions and the implementation of the Company's financial restructuring plans, the Company recorded a net restructuring charge of $22,513 in the second quarter ended June 30, 2002, comprised of $14,108 of intangible asset write-downs and $8,405 of restructuring charges. Of this charge $5,731, reflects employee severance, consolidation costs for certain office locations and certain transaction costs associated with the Company's financial restructuring initiatives and $16,782 reflects non-cash expenses associated with the write-off of intangible assets and fixed assets related to discontinued publications.

     At June 30, 2002, there was approximately $13,914 of accrued restructuring charges included in accrued expenses and other current liabilities. The remaining accrued expenditures primarily relate to employee severance and other costs to exit activities. The Company anticipates making approximately $11,900 in cash payments related to these accruals in 2002.

     The following table summarizes the activity with respect to the remaining accrued balances at June 30, 2002 related to the restructuring charges taken in 2001 and 2002:

                                                                                  2002 ACTIVITY
                                                                   -------------------------------------------
                                                                                                     APPLIED
                                                      BALANCE                                        AGAINST       BALANCE
                                                    DECEMBER 31,     EXPENSES/                       RELATED       JUNE 30,
                                                        2001        ADJUSTMENTS      PAYMENTS        ASSET          2002
                                                      --------     ------------    ------------   ------------    ---------
Employee related costs..........................      $  5,826     $      3,069    $     (5,930)  $         --    $   2,965
Write-down of intangible assets.................            --           14,108              --        (14,108)          --
Financial restructuring, facility and other
 costs..........................................        11,794            5,336          (3,507)        (2,674)      10,949
                                                      --------     ------------    ------------   ------------    ---------
Total...........................................      $ 17,620     $     22,513    $     (9,437)  $    (16,782)   $  13,914
                                                      ========     ============    ============   ============    =========

NOTE 4 - DEBT

GENERAL

     In connection with the Acquisition, the Company entered into the Senior Credit Facility with a syndicate of lenders, comprised of (i) a $355,000 term loan facility and (ii) a $50,000 revolving credit facility. The Company also entered into the $175,000 Bridge Loan, which bore interest at 12.5% per annum. On July 18, 2000, the Company issued $250,000 of 12% Senior Subordinated Notes ("Senior Notes"). Interest is paid semi-annually and the Senior Notes mature on July 15, 2010. The Senior Notes are unsecured and subordinated to all existing and future senior indebtedness. All existing and future domestic subsidiaries will guarantee the Senior Notes. The proceeds of this offering were used to repay the Bridge Loan and $59,710 of the Senior Credit Facility. In addition, proceeds were used to pay approximately $8,500 of expenses associated with the offering and approximately $6,790 of accrued interest. As of June 30, 2002, total indebtedness was $446,693 and consisted of $186,693 of outstanding principal under the term loan portion of the Senior Credit Facility, $10,000 of outstanding principal under the revolving credit facility and $250,000 in Senior Notes.

     In August 2002, the Company completed its financial restructuring plan related to its Senior Notes and its Senior Credit Facility. (See Note 9).

NOTE 5 - EARNINGS PER SHARE

     Earnings per share have been omitted on the basis that there are no public shareholders.

NOTE 6 - CONTINGENCIES

     The Company is subject to various claims and legal proceedings that arise in the ordinary course of business. However, the Company does not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.

                              ZIFF DAVIS MEDIA INC.

                             (DOLLARS IN THOUSANDS)

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

                                                                                           AT JUNE 30, 2002
                                                                  ---------------------------------------------------------------
                                                                   ZIFF DAVIS MEDIA
                                                                  INC. AND RESTRICTED  UNRESTRICTED
                                                                      SUBSIDIARIES     SUBSIDIARIES  ELIMINATIONS       TOTAL
                                                                  -------------------  ------------  ------------  --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...................................   $             8,873  $          1  $         --  $        8,874
   Accounts receivable, net....................................                26,607         5,144            --          31,751
   Inventories.................................................                   681            --            --             681
   Prepaid expenses and other current assets...................                 7,335           677            --           8,012
   Due from (to) affiliates....................................                 7,950        (7,950)           --              --
                                                                  -------------------  ------------  ------------  --------------
      Total current assets.....................................                51,446        (2,128)           --          49,318
Property and equipment, net....................................                29,602         5,906            --          35,508
Investments in subsidiaries....................................               146,447            --      (146,447)             --
Intangible assets, net.........................................               350,819            --            --         350,819
Other assets, net..............................................                18,086            --            --          18,086
                                                                  -------------------  ------------  ------------  --------------
      Total assets.............................................   $           596,400  $      3,778  $   (146,477) $      453,731
                                                                  ===================  ============  ============  ==============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Accounts payable............................................   $            10,295  $      1,525  $         --  $       11,820
   Accrued expenses and other current liabilities..............                48,132         3,765            --          51,897
   Unexpired subscriptions, net................................                33,090           653            --          33,743
                                                                  -------------------  ------------  ------------  --------------
      Total current liabilities................................                91,517         5,943            --          97,460

Long-term debt.................................................               446,693            --            --         446,693
Other non-current liabilities..................................                10,049            --            --          10,049
                                                                  -------------------  ------------  ------------  --------------
      Total liabilities........................................               548,259         5,943            --         554,202
                                                                  -------------------  ------------  ------------  --------------

Stockholder's equity (deficit):
   Preferred stock.............................................                    --         1,234        (1,234)             --
   Common stock................................................                    --            28           (28)             --
   Additional paid-in capital..................................               465,300       145,185      (145,185)        465,300
   Accumulated deficit.........................................              (415,521)     (148,612)           --        (564,133)
   Accumulated other comprehensive loss........................                (1,638)           --            --          (1,638)
                                                                  -------------------  ------------  ------------  --------------
      Total stockholder's equity (deficit).....................                48,141        (2,165)     (146,447)       (100,471)
                                                                  -------------------  ------------  ------------  --------------
      Total liabilities and stockholder's equity (deficit).....   $           596,400  $      3,778  $   (146,447) $      453,731
                                                                  ===================  ============  ============  ==============

                              ZIFF DAVIS MEDIA INC.

                             (DOLLARS IN THOUSANDS)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                                         AT DECEMBER 31, 2001
                                                              ---------------------------------------------------------------------
                                                               ZIFF DAVIS MEDIA
                                                              INC. AND RESTRICTED       UNRESTRICTED
                                                                 SUBSIDIARIES           SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                              -------------------       ------------    ------------   ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents................................. $            19,553       $          2    $         --   $     19,555
   Accounts receivable, net..................................              40,026              5,200              --         45,226
   Inventories...............................................                 360                 --              --            360
   Prepaid expenses and other current assets.................               5,643              2,306              --          7,949
   Due from (to) affiliates..................................               7,950             (7,950)             --             --
                                                              -------------------       ------------    ------------   ------------
      Total current assets...................................              73,532               (442)             --         73,090
Property and equipment, net..................................              40,207              8,073              --         48,280
Investments in subsidiaries..................................             128,189                 --        (128,189)            --
Intangible assets, net.......................................             375,199                 72              --        375,271
Other assets, net............................................              18,253                 --              --         18,253
                                                              -------------------       ------------    ------------   ------------
      Total assets........................................... $           635,380       $      7,703    $   (128,189)  $    514,894
                                                              ===================       ============    ============   ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Accounts payable.......................................... $            20,504       $        843    $         --   $     21,347
   Accrued expenses and other current liabilities............              53,426              5,557              --         58,983
   Current portion of long-term debt.........................             179,201                 --              --        179,201
   Unexpired subscriptions, net..............................              35,126              1,086              --         36,212
                                                              -------------------       ------------    ------------   ------------
      Total current liabilities..............................             288,257              7,486              --        295,743

Long-term debt...............................................             250,000                 --              --        250,000
Other non-current liabilities................................               8,879                 --              --          8,879
                                                              -------------------       ------------    ------------   ------------
      Total liabilities......................................             547,136              7,486              --        554,622
                                                              -------------------       ------------    ------------   ------------

Stockholder's equity (deficit):
   Preferred stock...........................................                  --              1,234          (1,234)            --
   Common stock..............................................                  --                 28             (28)            --
   Additional paid-in capital................................             451,200            126,927        (126,927)       451,200
   Accumulated deficit.......................................            (361,156)          (127,972)             --       (489,128)
   Accumulated other comprehensive loss......................              (1,800)                --              --         (1,800)
                                                              -------------------       ------------    ------------   ------------
      Total stockholder's equity (deficit)...................              88,244                217        (128,189)       (39,728)
                                                              -------------------       ------------    ------------   ------------
      Total liabilities and stockholder's equity (deficit)... $           635,380       $      7,703    $   (128,189)  $    514,894
                                                              ===================       ============    ============   ============

                              ZIFF DAVIS MEDIA INC.

                             (DOLLARS IN THOUSANDS)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                                          THREE MONTHS ENDED JUNE 30, 2002
                                                                                 ------------------------------------------------
                                                                                   ZIFF DAVIS MEDIA
                                                                                 INC. AND RESTRICTED   UNRESTRICTED
                                                                                    SUBSIDIARIES       SUBSIDIARIES      TOTAL
                                                                                 -------------------   ------------   -----------
Revenue, net..................................................................   $            47,554   $      9,240   $    56,794
Operating expenses:
   Cost of production.........................................................                18,529          1,495        20,024
   Selling, general and administrative expenses...............................                22,801         14,509        37,310
   Depreciation and amortization of property and equipment....................                 3,562            988         4,550
   Amortization of intangible assets.........................................                  4,796             --         4,796
   Restructuring charges, net.................................................                 7,440            965         8,405
   Write-down of intangible assets............................................                14,030             78        14,108
                                                                                 -------------------   ------------   -----------
      Total operating expenses................................................                71,158         18,035        89,193
                                                                                 -------------------   ------------   -----------
Loss from operations..........................................................               (23,604)        (8,795)      (32,399)
Interest expense, net.........................................................                13,108             --        13,108
                                                                                 -------------------   ------------   -----------
   Loss before income taxes...................................................               (36,712)        (8,795)      (45,507)
Income tax provision..........................................................                   188             24           212
                                                                                 -------------------   ------------   -----------
      Net loss................................................................   $           (36,900)  $     (8,819)  $   (45,719)
                                                                                 ===================   ============   ===========

                                                                                          THREE MONTHS ENDED JUNE 30, 2001
                                                                                 ------------------------------------------------
                                                                                   ZIFF DAVIS MEDIA
                                                                                 INC. AND RESTRICTED   UNRESTRICTED
                                                                                    SUBSIDIARIES       SUBSIDIARIES      TOTAL
                                                                                 -------------------   ------------   -----------
Revenue, net..................................................................   $            75,889   $      6,036   $    81,925
Operating expenses:
   Cost of production.........................................................                27,896          2,718        30,614
   Selling, general and administrative expenses...............................                44,290         20,712        65,002
   Depreciation and amortization of property and equipment....................                 4,232          3,955         8,187
   Amortization of intangible assets..........................................                13,438             --        13,438
   Restructuring charges, net.................................................                 1,050             --         1,050
                                                                                 -------------------   ------------   -----------
      Total operating expenses................................................                90,906         27,385       118,291
                                                                                 -------------------   ------------   -----------
Loss from operations..........................................................               (15,017)       (21,349)      (36,366)
Equity in loss from joint ventures............................................                  (208)            --          (208)
Interest expense, net.........................................................                12,521             --        12,521
                                                                                 -------------------   ------------   -----------
      Loss before income taxes................................................               (27,746)       (21,349)      (49,095)
Income tax provision (benefit)................................................                   429           (175)          254
                                                                                 -------------------   ------------   -----------
      Net loss................................................................   $           (28,175)  $    (21,174)  $   (49,349)
                                                                                 ===================   ============   ===========

                                                                                           THREE MONTHS ENDED JUNE 30, 2002
                                                                                 ------------------------------------------------
                                                                                   ZIFF DAVIS MEDIA
                                                                                 INC. AND RESTRICTED   UNRESTRICTED
                                                                                    SUBSIDIARIES       SUBSIDIARIES      TOTAL
                                                                                 -------------------   ------------   -----------
Revenue, net..................................................................   $            95,959   $     14,984   $   110,943
Operating expenses:
   Cost of production.........................................................                38,045          3,019        41,064
   Selling, general and administrative expenses...............................                46,556         29,543        76,099
   Depreciation and amortization of property and equipment....................                 8,312          1,980        10,292
   Amortization of intangible assets.........................................                  9,609             --         9,609
   Restructuring charges, net.................................................                 7,440            965         8,405
   Write-down of intangible assets............................................                14,030             78        14,108
                                                                                 -------------------   ------------   -----------
      Total operating expenses................................................               123,992         35,585       159,577
                                                                                 -------------------   ------------   -----------
Loss from operations..........................................................               (28,033)       (20,601)      (48,634)
Interest expense, net.........................................................                25,943             --        25,943
                                                                                 -------------------   ------------   -----------
      Loss before income taxes................................................               (53,976)       (20,601)      (74,577)
Income tax provision..........................................................                   389             39           428
                                                                                 -------------------   ------------   -----------
      Net loss................................................................   $           (54,365)  $    (20,640)  $   (75,005)
                                                                                 ===================   ============   ===========

                              ZIFF DAVIS MEDIA INC.

                             (DOLLARS IN THOUSANDS)

NOTE 7 - SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                                            THREE MONTHS ENDED JUNE 30, 2002
                                                                                 ------------------------------------------------
                                                                                   ZIFF DAVIS MEDIA
                                                                                 INC. AND RESTRICTED   UNRESTRICTED
                                                                                    SUBSIDIARIES       SUBSIDIARIES      TOTAL
                                                                                 -------------------   ------------   -----------
Revenue, net..................................................................   $           156,458   $      9,693   $   166,151
Operating expenses:
   Cost of production.........................................................                57,482          6,018        63,500
   Selling, general and administrative expenses...............................                84,772         45,839       130,611
   Depreciation and amortization of property and equipment....................                 8,773          4,752        13,525
   Amortization of intangible assets..........................................                27,038             --        27,038
   Restructuring charges, net ................................................                 1,050             --         1,050
                                                                                 -------------------   ------------   -----------
      Total operating expenses................................................               179,115         56,609       235,724
                                                                                 -------------------   ------------   -----------
Loss from operations..........................................................               (22,657)       (46,916)      (69,573)
Equity in income from joint ventures..........................................                   148             --           148
Interest expense (income), net................................................                24,983             (3)       24,980
                                                                                 -------------------   ------------   -----------
      Loss before income taxes................................................               (47,492)       (46,913)      (94,405)
Income tax (benefit) provision................................................                (4,675)         4,219          (456)
                                                                                 -------------------   ------------   -----------
      Net loss................................................................   $           (42,817)  $    (51,132)  $   (93,949)
                                                                                 ===================   ============   ===========

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

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by media platforms and product lines. The Company's reportable segments are:

     . Established Businesses - established publications targeted to customers in the consumer and business market. This segment is comprised of the Restricted Subsidiaries.
     . Developing Businesses - recently launched publications, internet operations and business services for emerging product categories targeted to the consumer and business markets. This segment is comprised of the Unrestricted Subsidiaries.

     The Company evaluates the performance of its segments and allocates resources to them based on income before interest expense, provision for income taxes, depreciation and amortization expense and other non-cash charges and restructuring charges ("EBITDA"). Any inter-segment revenues included in segment data are not material.

     The following table presents information about the reported segments for the periods ending:

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                         ---------------------------------  ---------------------------------
                                                               2002              2001             2002              2001
                                                         ---------------   ---------------  ---------------   ---------------
     REVENUE, NET:
        Established Businesses.........................  $        47,554   $        75,889  $        95,959   $       156,548
        Developing Businesses..........................            9,240             6,036           14,984             9,693
                                                         ---------------   ---------------  ---------------   ---------------
           Total.......................................  $        56,794   $        81,925  $       110,943   $       166,151
                                                         ===============   ===============  ===============   ===============

                              ZIFF DAVIS MEDIA INC.

                             (DOLLARS IN THOUSANDS)

NOTE 8 - SEGMENT INFORMATION (CONTINUED)

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                         ---------------------------------  ---------------------------------
                                                               2002             2001              2002              2001
                                                         ---------------   ---------------  ---------------   ---------------
     EBITDA:
        Established Businesses.......................    $         6,224   $         3,495  $        11,358   $        14,352
        Developing Businesses........................             (6,764)          (17,394)         (17,578)          (42,164)
                                                         ---------------   ---------------  ---------------   ---------------
          Total......................................    $          (540)  $       (13,899) $        (6,220)  $       (27,812)
                                                         ===============   ===============  ===============   ===============

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                         ---------------------------------  ---------------------------------
                                                               2002             2001              2002              2001
                                                         ---------------   ---------------  ---------------   ---------------
     RECONCILIATION OF SEGMENT EBITDA TO CONSOLIDATED
      LOSS BEFORE INCOME TAXES
     Total segment EBITDA...........................     $          (540)  $       (13,899) $        (6,220)  $       (27,812)
     Depreciation and amortization..................               9,346            21,625           19,901            40,563
     Restructuring charges, net.....................               8,405             1,050            8,405             1,050
     Write-down of intangible assets................              14,108                --           14,108                --
     Interest expense, net..........................              13,108            12,521           25,943            24,980
                                                         ---------------   ---------------  ---------------   ---------------
     Loss before income taxes.......................     $       (45,507)  $       (49,095) $       (74,577)  $       (94,405)
                                                         ===============   ===============  ===============   ===============

     Equity in (loss) income of investees included in the Established Businesses EBITDA for the three and six months ended June 30, 2001 was $(208) and $148, respectively. All of the Company's revenue is attributable to the United States.

NOTE 9 - SUBSEQUENT EVENTS

FINANCIAL RESTRUCTURING PLAN

     In order to address certain liquidity and debt compliance issues, the Company initiated a financial restructuring plan in 2001, which was completed on August 13, 2002. As part of the restructuring, the Company offered to exchange a combination of cash, new compounding senior subordinated notes (the "New Notes") and, preferred stock and warrants to purchase common stock issued by the Company's parent for the existing Senior Notes (collectively, the "Exchange Offer"). In addition, the Company amended and restated its Senior Credit Facility.

     Key terms of the financial restructuring are as follows:

     . The Company received an equity contribution of $80,000 from Willis Stein in exchange for Series D preferred stock issued by the Parent with an aggregate liquidation preference of $80,000. The contribution was comprised of $10,100 of cash received during the quarter ended June 30, 2002, $62,531 of cash received in August 2002, and $7,369 in liquidation preference of Series D preferred stock issued by the Company's parent in lieu of a cash payment which otherwise would have been owed to Willis Stein by the Company in accordance with the terms of the Exchange Offer with respect to the Senior Notes held by Willis Stein.

     . Holders representing approximately 95.1% in aggregate principal amount of the Company's Senior Notes who tendered their Senior Notes in the Exchange Offer received an aggregate of approximately $21,158 in cash and $90,334 in aggregate principal amount of New Notes issued by Ziff Davis Media Inc. These holders also received an aggregate of approximately $28,526 liquidation preference of a new series of preferred stock ("Series E") and warrants for the purchase of 5.2 million shares of common stock of the Parent in exchange for their Senior Notes.

          The New Notes will accrue interest semi-annually, commencing on February 15th and August 15th of each year beginning on February 15, 2003. For the first four years, interest will accrue at rates ranging from 12% to 14% and may be paid, at the Company's option,

                              ZIFF DAVIS MEDIA INC.

                             (DOLLARS IN THOUSANDS)

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

          either in cash or by compounding such interest on the New Notes. For all payments of interest accruing thereafter, interest shall be payable in cash at a rate of 12% per annum.

     . The Series E preferred stock will accrued dividends at a rate of 10% per annum and has a mandatory redemption date on the earlier of March 31, 2010 or the date of a change in control. Dividends will only be paid in cash if declared for payment by Parent's board of directors.

     . Interest due to holders of the in aggregate $12,280 principal amount of Senior Notes not tendered in the Exchange Offer, previously due on July 15, 2002, was funded on August 14, 2002.

     . The Company amended and restated its Senior Credit Facility providing for, among other terms: (1) a waiver of all existing defaults, (2) a deferral of principal payments for eight quarters, (3) removing the obligation to pay the default interest rate on the outstanding principal and (4) mandatory use of a portion of excess cash flows, as defined, to repay amounts owed under the Senior Credit Facility.

     The Exchange Offer will be accounted for in accordance with the troubled debt restructuring provision of SFAS 15. Accordingly, no gain will be recognized on the exchange, rather the value of the New Notes as reported on the Company's balance sheet will be increased by an amount deemed to be accrued interest.

SALE OF eTESTING LABS

     On July 15, 2002, the Company sold its subsidiary, eTESTING LABS Inc. to Lionbridge Technologies Inc. ("Lionbridge") for approximately $2,250 due in three installments. The Company further agreed to license its proprietary benchmark software to Lionbridge for its commercial testing purposes and also entered into a multi-year alliance and agreement with Lionbridge for reciprocal software development, testing and marketing services. The Company will realize a gain on sale of approximately $950 in the quarter ending September 30, 2002. In accordance with the terms of the Senior Credit Facility, 50% of the net proceeds from the sale will be used to repay amounts owed under the Senior Credit Facility.

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

     We are a multimedia content company whose principal business is publishing. We publish and license magazines, provide editorial content about the technology industry and the Internet, in both print and online, and produce seminars and webcasts. On April 5, 2000, we acquired certain publishing assets ("Ziff Davis Publishing", "ZDP" or the "Predecessor") from Ziff-Davis Inc. ("ZDI"), an unrelated company for $780.0 million plus expenses (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting. Effective January 1, 2002, the Company changed its fiscal year-end from March 31 to December 31. Accordingly, the six months ended June 30, 2001 represents the sum of the fourth quarter of the fiscal year ended March 31, 2001 and the first quarter of the fiscal nine months ended December 31, 2001.

     Our financial statements as of December 31, 2001 and for the nine months then ended, and as of June 30, 2001 and for the fiscal year then ended are prepared on a consolidated basis and include the accounts of the Company and its subsidiaries.

     The Company's operations are classified into two operating segments, Established Businesses and Developing Businesses. The Established Businesses segment is comprised of the "Restricted Subsidiaries" (described below). The Developing Businesses segment is comprised of the "Unrestricted Subsidiaries" (described below).

     The publishing assets that were acquired from ZDI will herein be referred to as the "Restricted Subsidiaries". Since April 5, 2000, we have formed two subsidiaries, which are focused on developing and launching new products and businesses. These subsidiaries, Ziff Davis Development Inc. ("LaunchCo") and Ziff Davis Internet Inc. ("InternetCo"), are collectively referred to, and defined under our debt agreements, as "Unrestricted Subsidiaries". We are developing new publications and businesses through LaunchCo and developing Internet-related ventures leveraged off our editorial expertise and relationships with our audience and advertisers through InternetCo. Where appropriate in our discussion below, we have separately identified amounts associated with the Restricted Subsidiaries and the Unrestricted Subsidiaries when comparing amounts to prior year periods.

     In connection with the Acquisition, we determined that ZDP's wholly-owned international operations (excluding international licensing operations and international joint ventures) did not meet our long-term strategic objectives. As a result, the operations were sold on August 4, 2000.

RECENT DEVELOPMENTS

TECHNOLOGY SECTOR AND ECONOMIC TRENDS

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

     Current economic trends in the United States have had a significant negative impact on our business. These trends include consolidation among our advertisers and a general decline in advertising spending. In response to this decline, we began a cost reduction and restructuring program in 2001, which has continued into 2002, and as a result of which we discontinued publications, consolidated operations and eliminated headcount. In August 2002, we completed a comprehensive financial restructuring plan (see Liquidity and Capital Resources).

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUE, NET

     Revenue was $56.8 million for the three months ended June 30, 2002, compared to $81.9 million in the comparable prior period, a decrease of $25.1 million, or 30.6%.

     Revenue from the Restricted Subsidiaries was $47.6 million compared to $75.9 million in the comparable prior period, a decrease of $28.3 million, or 37.3%. Excluding discontinued publications within the Restricted Subsidiaries (FamilyPC, Smart Partner, Interactive Week, Ziff Davis SMART BUSINESS and Yahoo! Internet Life), revenue decreased $10.6 million or 20.0%, to $42.5 million from $53.1 million in the comparable prior period. Discontinued publications within the Restricted Subsidiaries accounted for $5.1 million and $22.8 million of revenue for the three months ended June 30, 2002 and 2001, respectively. The $10.6 million decline in revenue from continuing publications was largely due to an advertising revenue decline of $7.2 million primarily related to a decline in ad pages from our business publications, partially offset by an increase in ad pages from our game publications. Circulation revenue for the continuing businesses in the Restricted Subsidiaries declined $0.3 million, or 2.7%, to $10.6 million. This decline relates to a 14.9% decline in subscription revenue, partially offset by a 13.7% increase in single-copy revenue, compared to the same prior year period. Subscription revenue has been negatively impacted by current economic conditions, however, newsstand sales improved largely from increased single copy sales for our game publications. Other revenue related to the Restricted Subsidiaries' continuing businesses was down $3.1 million, or 54.4%, primarily driven by decreased royalty revenue due to the termination of our license agreement with ZDNet.

     Revenue from the Unrestricted Subsidiaries was $9.2 million for the three months ended June 30, 2002 compared to $6.0 million in the comparable prior period. The increase primarily relates to increased advertising revenue from our new publications (CIO Insight and Baseline) and revenue from our Internet business, which was started up in 2001. The growth in our revenue from new publications was partially offset by decreased revenues from the sale of The Net Economy in May 2002 and the closure of Expedia Travels in October 2001.

COST OF PRODUCTION

     Cost of production was $20.0 million for the three months ended June 30, 2002, compared to $30.6 million for the comparable prior year period, a $10.6 million, or 34.6% decrease.

     Cost of production related to the Restricted Subsidiaries decreased $9.4 million, or 33.7%, from $27.9 million to $18.5 million in the three months ended June 30, 2002. Excluding discontinued publications within the Restricted Subsidiaries, cost of production decreased 11.3% from $17.7 million to $15.7 million. This decrease was primarily due to a decline in total pages produced in our magazine portfolio and reduced paper prices, partially offset by an increase in postage rates. Excluding discontinued publications, cost of production as a percentage of revenue increased from 33.3% to 36.9% for the three months ended June 30, 2001 and 2002, respectively. This increase is primarily attributable to the decline in revenue described above.

     Cost of production related to the Unrestricted Subsidiaries was $1.5 million for the three months ended June 30, 2002 compared to $2.7 million in the prior year period. The decrease was related to discontinued businesses within the Unrestricted Subsidiaries (primarily Expedia Travels and The Net Economy), partially offset by increasing production cost in the current quarter related to our new publications, CIO Insight and Baseline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended June 30, 2002 were $37.3 million compared to $65.0 million for the three months ended June 30, 2001.

     Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $21.5 million, or 48.5%, from $44.3 million to $22.8 million. Excluding discontinued publications within the Restricted Subsidiaries, selling, general and administrative expenses decreased $6.1 million, or 26.0% from $23.5 million to $17.4 million. This decrease was primarily related to cost reductions realized in editorial, sales, marketing and circulation acquisition expense. Excluding discontinued publications, selling, general and administrative expenses as a percentage of revenue decreased from 44.3% for three months ended June 30, 2001 to 40.9% for the three months ended June 30, 2002, primarily related to our restructuring program which significantly reduced costs.

     Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $14.5 million and $20.7 million for the three months ended June 30, 2002 and 2001, respectively. The decrease relates to cost reductions from discontinued businesses and reduced InternetCo infrastructure costs, net of cost increases related to our new publications.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expenses were $9.3 million and $21.6 million for the three months ended June 30, 2002 and 2001, respectively. The decrease is primarily attributable to the cost reduction and restructuring program in 2001 during which we wrote-off a net book value of $219.8 million of goodwill and intangible assets and $30.8 million of fixed assets related to discontinued businesses for the nine months ended December 31, 2001. In the three months ended June 30, 2002, we wrote-off a net book value of $14.1 million of goodwill and intangible assets and $2.7 million of fixed assets as part of our 2002 cost reduction and restructuring program. These write-offs will reduce quarterly and calendar 2002 depreciation and amortization expense by approximately $8.8 million and $34.8 million, respectively.

     Upon adoption of a recent accounting pronouncement, we no longer amortize goodwill and indefinite lived intangible assets beginning January 1, 2002, which will result in further reduction of quarterly and annual amortization expense by approximately $2.9 million and $11.6 million, respectively.

RESTRUCTURING CHARGES, NET

     As a result of our cost reduction and restructuring program, we recorded a net restructuring charge of $22.5 million in the three months ended June 30, 2002, $14.1 million recorded as a write-down of intangible assets and the remainder as a restructuring charge in our Statement of Operations for the three months ended June 30, 2002. Of this charge, $5.7 million reflects employee severance, consolidation costs for certain office locations and certain transaction costs associated with our financial restructuring plan and $16.8 million reflects non-cash expenses associated with the write-off of intangible and fixed assets related to the closures of Ziff Davis SMART BUSINESS and Yahoo! Internet Life.

     For the three months ended June 30, 2001, we incurred a charge of $1.1 million for our 2001 cost reduction and restructuring program. These costs primarily related to employee severance.

     The remaining accrued expenditures primarily relate to workforce reduction costs, facilities consolidation expenses and financial restructuring costs, and we anticipate making approximately $11.9 million of cash payments related to those accruals in 2002.

INTEREST EXPENSE, NET

     Interest expense was $13.1 million for the three months ended June 30, 2002 compared to $12.5 for the three months ended June 30, 2001. Our weighted average debt outstanding was approximately $448.5 million and $459.1 million, and our weighted average interest rate was 10.87% and 10.31% for the three months ended June 30, 2002 and 2001, respectively. Interest rates during the three months ended June 30, 2002 include a 2.00% default rate due to our October 2001 event of default under our Senior Credit Facility. As discussed below, we completed a financial restructuring in August 2002. As a result of this financial restructuring, we anticipate that interest expense will be lower in future periods due to lower debt levels and our not being in default under our Senior Credit Facility and therefore not paying interest at default rates.

JOINT VENTURES

     In October 2001, we sold our 50% ownership interest in Mac Publishing LLC. Our equity in loss from this joint venture was $0.2 million in the three months ended June 30, 2001.

INCOME TAXES

     The income tax provision of $0.2 million for the three months ended June 30, 2002 and the income tax provision of $0.3 million in the three months ended June 30, 2001 represent effective rates of negative 0.5% for both periods. The negative effective rate for the three months ended June 30, 2002 results from certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

NET LOSS

     Net loss of $45.7 million for the three months ended June 30, 2002 represents a change of $3.6 million compared to net loss of $49.3 million for the three months ended June 30, 2001. The change is primarily due to cost controls and our cost reduction and restructuring program implemented over the last several quarters along with our ceasing the amortization of goodwill and certain indefinite lived intangible assets, in accordance with SFAS 142.

EBITDA

     EBITDA is defined as income before interest expense, provision for income taxes, depreciation and amortization expense and other non-cash charges, such as the write-down of intangible assets and restructuring charges. EBITDA, as defined, is not a measure of performance under GAAP, and EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company's ability to service debt. EBITDA (subject to certain adjustments) is also a component of our debt compliance calculations. However, our method of computation may not be comparable to similarly titled measures of other companies.

     EBITDA for the three months ended June 30, 2002 and 2001 was as follows:

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     --------------------------------
                                                                                          2002              2001
                                                                                     --------------    --------------
                                                                                               (IN MILLIONS)
           Established Businesses (Restricted Subsidiaries).......................   $          6.2    $          3.5
           Developing Businesses (Unrestricted Subsidiaries)......................             (6.7)            (17.4)
                                                                                     --------------    --------------
           Total Company..........................................................   $         (0.5)   $        (13.9)
                                                                                     ==============    ==============

     EBITDA attributable to discontinued businesses accounted for $4.3 million in losses and $16.0 million in losses for the three months ended June 30, 2002 and 2001, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUE, NET

     Revenue was $110.9 million for the six months ended June 30, 2002, compared to $166.2 million in the comparable prior period, a decrease of $55.3 million, or 33.3%.

     Revenue from the Restricted Subsidiaries was $96.0 million compared to $156.5 million in the comparable prior period, a decrease of $60.5 million, or 38.7%. Excluding discontinued publications within the Restricted Subsidiaries (FamilyPC, Smart Partner, Interactive Week, Ziff Davis SMART BUSINESS and Yahoo! Internet Life), revenue decreased $22.6 million or 21.2%, to $83.8 million from $106.4 million in the comparable prior period. Discontinued publications within the Restricted Subsidiaries accounted for $12.1 million and $50.1 million of revenue for the six months ended June 30, 2002 and 2001, respectively. The $22.6 million decline in revenue from continuing publications was largely due to a $16.5 million decline in advertising revenue primarily related to a decline in ad pages from our business publications partially offset by an increase in ad pages for our game publications. Circulation revenue for the continuing businesses in the Restricted Subsidiaries increased $0.1 million, or 0.4%, to $21.9 million. This increase relates to a 22.1% increase in single-copy revenue, partially offset by a 14.2% decline in subscription revenue, compared to the same prior year period. Subscription revenue has been negatively impacted by current economic conditions, however, newsstand sales improved largely from increased single copy sales for our game publications. Other revenue related to the Restricted Subsidiaries' continuing businesses was down $6.1 million, or 53.5%, primarily driven by decreased royalty revenue due to the termination of our license agreement with ZDNet.

     Revenue from the Unrestricted Subsidiaries was $15.0 million for the six months ended June 30, 2002 compared to $9.7 million in the comparable prior period. The increase primarily relates to increased advertising revenue from our new publications (CIO Insight and Baseline) and revenue from our Internet business, which was started up in 2001. The growth in our revenue from our new publications was partially offset by decreased revenues from the sale of The Net Economy in May 2002 and the closure of Expedia Travels in October 2001.

COST OF PRODUCTION

     Cost of production was $41.1 million for the six months ended June 30, 2002, compared to $63.5 million for the comparable prior year period, a $22.4 million, or 35.3% decrease.

     Cost of production related to the Restricted Subsidiaries decreased $19.5 million, or 33.9%, from $57.5 million to $38.0 million in the six months ended June 30, 2002. Excluding discontinued publications within the Restricted Subsidiaries, cost of production decreased 12.4% from $36.2 million to $31.7 million. This decrease was primarily due to a decline in total pages produced in our magazine portfolio and reduced paper prices, partially offset by an increase in postage rates. Excluding discontinued publications, cost of production as a percentage of revenue increased from 34.0% to 37.8% for the six months ended June 30, 2001 and 2002, respectively. This increase is primarily attributable to the decline in revenue described above.

     Cost of production related to the Unrestricted Subsidiaries was $3.0 million for the six months ended June 30, 2002 compared to $6.0 million in the prior year period. The decrease related to discontinued businesses within the Unrestricted Subsidiaries (Expedia Travels, The Net Economy, and various Internet properties), partially offset by increasing production cost in the current period related to our new publications, CIO Insight and Baseline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the six months ended June 30, 2002 were $76.1 million compared to $130.6 million for the six months ended June 30, 2001.

     Selling, general and administrative expenses related to the Restricted Subsidiaries decreased $38.2 million, or 45.0%, from $84.8 million to $46.6 million. Excluding discontinued publications within the Restricted Subsidiaries, selling, general and administrative expenses decreased $8.5 million, or 19.6% from $43.4 million to $34.9 million. This decrease was primarily related to cost reductions realized in editorial, sales, marketing and circulation acquisition expense. Excluding discontinued publications, selling, general and administrative expenses as a percentage of revenue increased from 40.8% for six months ended June 30, 2001 to 41.6% for the six months ended June 30, 2002, primarily related to the revenue decline described above.

     Selling, general and administrative expenses related to the Unrestricted Subsidiaries were $29.5 million and $45.8 million for the six months ended June 30, 2002 and 2001, respectively. The decrease relates to cost reductions from discontinued publications and reduced InternetCo infrastructure costs, net of cost increases related to our new publications.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expenses were $19.9 million and $40.6 million for the six months ended June 30, 2002 and 2001, respectively. The decrease is primarily attributable to significant write-offs recorded as part of the cost reduction and restructuring program during the nine months ended December 31, 2001 described above. In the three months ended June 30, 2002, the Company wrote-off a net book value of $14.1 million of goodwill and intangible assets and $2.7 million of fixed assets as part of this continuing program. These write-offs will reduce quarterly and calendar 2002 depreciation and amortization expense by approximately $8.8 million and $34.8 million, respectively.

     Upon adoption of a recent accounting pronouncement, we no longer amortized goodwill and indefinite lived intangible assets beginning January 1, 2002, which will result in further reduction of quarterly and annual amortization expense by approximately $2.9 million and $11.6 million, respectively.

RESTRUCTURING CHARGE, NET

     The restructuring charge for the six months ended June 30, 2002 and 2001 are identical to those for the three month period ending on the same dates. As such, the changes are discussed above.

INTEREST EXPENSE, NET

     Interest expense was $25.9 million for the six months ended June 30, 2002 compared to $25.0 for the six months ended June 30, 2001. Our weighted average debt outstanding was approximately $446.6 million and $475.8 million, and our weighted average interest rate was 10.94% and 10.60% for the six months ended June 30, 2002 and 2001, respectively. Interest rates during the six months ended June 30, 2002 include a 2.00% default rate due to our October 2001 event of default under our Senior Credit Facility. As discussed below, we completed a financial restructuring in August 2002. As a result of this financial restructuring, we anticipate that interest expense will be lower in future periods due to lower debt levels and our not being in default under our Senior Credit Facility and therefore not paying interest at default rates.

JOINT VENTURES

     In October 2001, we sold our 50% ownership interest in Mac Publishing LLC. Our equity in income from this joint venture was $0.1 million in the six months ended June 30, 2001.

INCOME TAXES

     The income tax provision of $0.4 million for the six months ended June 30, 2002 and the income tax benefit of $0.5 million in the six months ended June 30, 2001 represent effective rates of negative 0.6% and positive 0.5%, respectively. The negative effective rate for the six months ended June 30, 2002 results from certain minimum state and local taxes despite the consolidated entity estimating a full-year pre-tax loss position. Effective tax rates are estimated based on expectations of current year results.

NET LOSS

     Net loss of $75.0 million for the six months ended June 30, 2002 represents a change of $18.9 million compared to net loss of $93.9 million for the six months ended June 30, 2001. The change is primarily due to cost controls and our cost reduction and restructuring program implemented over the last several quarters along with our ceasing the amortization of goodwill and certain indefinite lived intangible assets, in accordance with SFAS 142.

EBITDA

     EBITDA for the six months ended June 30, 2002 and 2001 was as follows:

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                     --------------------------------
                                                                                          2002              2001
                                                                                     --------------    --------------
                                                                                              (IN MILLIONS)
           Established Businesses (Restricted Subsidiaries).......................   $         11.4    $         14.4
           Developing Businesses (Unrestricted Subsidiaries)......................            (17.6)            (42.2)
                                                                                     --------------    --------------
           Total Company..........................................................   $         (6.2)   $        (27.8)
                                                                                     ==============    ==============

     EBITDA attributable to discontinued businesses accounted for $9.8 million in losses and $31.9 million in losses for the six months ended June 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Total cash at June 30, 2002 was $8.9 million, of which $2.3 million is earmarked for the Unrestricted Subsidiaries. We have historically relied upon cash flow from operating activities, borrowings under our Senior Credit Facility and additional investments to finance our operations.

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

     As of June 30, 2002, total indebtedness was $446.7 million and consisted of $186.7 million of outstanding principal under the term loan portion of the Senior Credit Facility, $10.0 million of outstanding principal under the revolving portion of the Senior Credit Facility, and $250.0 million under the Senior Notes.

     Borrowings under the Senior Credit Facility bore interest rates ranging from 9.25% to 9.75% as of June 30, 2002, which included a 2.00% default rate. This default rate results in approximately $3.9 million of additional interest per annum based on the June 30, 2002 Senior Credit Facility balance. At June 30, 2002, no additional borrowing was available under the revolving portion of our Senior Credit Facility. Based on the terms of the amended and restated Senior Credit Facility, all amounts owed under the facility were classified as long term and we no longer pay interest at default rates. (See Financial Restructuring Plan below).

FINANCIAL RESTRUCTURING PLAN

     In order to address certain liquidity and debt compliance issues, we initiated a financial restructuring plan in 2001, which was completed on August 13, 2002. As part of the restructuring, we offered to exchange a combination of cash, new compounding senior subordinated notes (the "New Notes") and preferred stock and warrants to purchase common stock issued by the Company's parent for our existing Senior Notes (collectively, the "Exchange Offer"). In addition, we amended and restated our Senior Credit Facility.

     Key terms of the financial restructuring are as follows:

     . The Company received an equity contribution of $80.0 million from Willis Stein in exchange for Series D preferred Stock issued by the Parent with an aggregate liquidation preference of $80.0 million.
          The contribution was comprised of $10.1 million of cash received during the quarter ended June 30, 2002, $62.5 million of cash received in August 2002, and $7.4 million in liquidation preference of Series D preferred stock issued by the Company's parent in lieu of a cash payment which otherwise would have been owed to Willis Stein by the Company in accordance with the terms of the Exchange Offer with respect to the Senior Notes held by Willis Stein.

     . Holders representing approximately 95.1% in aggregate principal amount of the Company's Senior Notes who tendered their Senior Notes in the Exchange Offer received an aggregate of approximately $21.2 million in cash and $90.3 million in aggregate principal amount of New Notes issued by Ziff Davis Media Inc. These holders also received an aggregate of approximately $28.5 million liquidation preference of a new series of preferred stock ("Series E") and warrants for the purchase of 5.2 million shares of common stock of the Parent in exchange for their Senior Notes.

     . The New Notes will accrue interest semi-annually, commencing on February 15th and August 15th of each year beginning on February 15, 2003. For the first four years, interest will accrue at rates ranging from 12% to 14% and may be paid, at the Company's option, either in cash or by compounding such interest on the New Notes. For all payments of interest accruing thereafter, interest shall be payable in cash at a rate of 12% per annum.

     . The Series E preferred stock will accrued dividends at a rate of 10% per annum and has a mandatory redemption date on the earlier of March 31, 2010 or the date of a change in control. Dividends will only be paid in cash if declared for payment by Parent's board of directors.

     . Interest due to holders of the $12.3 million in aggregate principal amount of Senior Notes not tendered in the Exchange Offer, previously due on July 15, 2002, was funded on August 14, 2002.

          The Company amended and restated its Senior Credit Facility providing for, among other terms: (1) a waiver of all existing defaults, (2) a deferral of principal payments for eight quarters, (3) removing the obligation to pay the default interest rate on the outstanding principal and (4) mandatory use of a portion of excess cash flows, as defined, to replay amounts owed under the Senior Credit Facility.

     The Exchange Offer will be accounted for in accordance with the troubled debt restructuring provision of SFAS 15. Accordingly, no gain will be recognized on the exchange, rather the value of the New Notes as reported on the Company's balance sheet will be increased by an amount deemed to be accrued interest. After completing this transaction, our total debt was reduced by approximately $147.4 million.

     As a result of the financial restructuring, the Company believes our cash on hand, coupled with future cash generated from operations will be sufficient to meet the liquidity, working capital and capital spending needs of both the Restricted and Unrestricted Subsidiaries for the foreseeable future. As previously discussed, the financial restructuring will result in a significant reduction in cash debt service requirements (estimated at approximately $30.0 million annually) over the next several years.

SOURCES AND USES OF CASH - SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Details of changes in cash and cash equivalents during the six months ended June 30, 2002 and 2001 are discussed below.

     Operating Activities. Cash used by operating activities was $39.9 million for the six months ended June 30, 2002, compared to $35.3 million used by operating activities for the six months ended June 30, 2001, representing increased cash usage of $4.6 million. The increase in cash used was primarily attributable to working capital changes and cash expenditures related to the cost reduction and restructuring program of $17.0 million, partially offset by a $21.6 million increase in EBITDA.

     Investing Activities. Cash used by investing activities was $1.4 million for the six months ended June 30, 2002, all relating to capital expenditures ($1.0 million associated with the Restricted Subsidiaries). Cash used by investing activities was $22.0 million in the six months ended June 30, 2001 and primarily reflects $27.0 million in capital expenditures ($4.0 million associated with the Restricted Subsidiaries), partially offset by proceeds of $4.7 million from the sale of our international operation and joint venture, ZDNet Media (China) LDC, and distributions of $0.6 million from our Macworld joint venture. We anticipate making additional capital investments in connection with the continued development of the businesses of the Unrestricted Subsidiaries, however, the amount and timing of such investments has not yet been determined and will vary depending upon the implementation of the related business plans.

     Financing Activities. Cash provided by financing activities was $30.6 million for the six months ended June 30, 2002. Cash provided by capital contributions was $14.1 million. Additionally, we borrowed $21.0 million under our Senior Credit Facility of which $15.0 million was used to make the $15.0 million semi-annual interest payment due January 15, 2002 to the holders of our Senior Notes, $1.0 million was used for working capital purposes and $5.0 million was earmarked to fund the Unrestricted Subsidiaries. These proceeds were partially offset by $3.5 million of scheduled principal payments under our Senior Credit Facility and $1.0 million in debt issuance costs for fees paid in consideration for amendments of our Senior Credit Facilities. Cash used by financing activities was $16.4 million for the six months ended June 30, 2001, related primarily to $49.0 million in prepayments of outstanding principal and $4.0 million in scheduled principal payments of the term loan portion of the Senior Credit Facility partially offset by $37.0 million of capital contributions.

CYCLICALITY

     Revenue from advertising accounted for approximately 63.3% and 63.2% of our total revenue for the three and six months ended June 30, 2002, respectively. Cyclicality in advertising expenditures generally, or with respect to magazine-based advertising specifically, could therefore have a material effect on our business, financial condition or operating results. Further, economic trends could also significantly impact the growth of our revenue and operating results with respect to prior periods.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2001, the Emerging Issues Task Force ("EITF") reached a final consensus of EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which was later codified along with other similar issues, into EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. We adopted this EITF as of January 1, 2002 and as required, have reclassified prior period amounts. The impact of this EITF on our financial statements for the three and six months ended June 30, 2001 was a reclassification of selling, general and administrative expense as an offset to revenue in the amount of $3.2 million and $6.3 million, respectively.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for fiscal years beginning after December 31, 2002. The impact of this pronouncement on our financial results is currently being evaluated.

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

     Statements regarding the Company's future financial performance or results of operations, including expected revenue growth, future paper, postage, printing, interest or other expenses, future operating margins, anticipated capital spending, the amount of anticipated restructuring charges and other future or expected performance are subject to the following risks: our ability to comply with the covenants in our financing documents; insufficient liquidity to meet our long-term obligations; the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and decrease operating margins; the inability to identify, develop and achieve success for new products, services and technologies; the inability to attract new customers for our publications and services; increased competition, which could lead to decreases in users or negative pressure on our pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with suppliers and advertisers; a decrease in the growth of advertising spending in magazines or in general or on our businesses in particular; failure of advertisers to meet their commitments under their contracts to purchase advertising. For risks about our business, see our Transition Report on Form 10-K for the nine months ended December 31, 2001, including under the captions "Risk Factors" and "Management's Discussion and Analysis of Results of Operations."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     On September 27, 2000, we entered into an interest rate swap agreement for the notional amount of $25.0 million and a maturity date of October 11, 2003. Under this swap agreement, we receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and pay a fixed rate of interest each quarter for the term of the agreement. The effect of this swap agreement, coupled with the fixed interest rate on the Senior Notes, results in $275.0 million or 61.6% of our funded debt being effectively set at a fixed rate of interest as of June 30, 2002. Accordingly, a 1.00% fluctuation in interest rates would cause a $1.7 million fluctuation in interest expense.

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

     Postage rates increased 5.0% in January 1999, 9.9% in January 2001, 2.6% in July 2001 and 10.0% in June 2002. Management considers announced postage rate increases in our pricing policies but there can be no assurance we will recover the added costs incurred.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are subject to various claims and legal proceedings that arise in the ordinary course of business. However, we do not expect any of these claims or legal proceedings, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

     10.1 Amended and Restated Executive Agreements by and between Ziff Davis Holdings Inc. and Mr. Robert Callahan, dated as of April 30, 2002.

     10.2 Amended and Restated Executive Agreements by and between Ziff Davis Holdings Inc. and Mr. Bart Catalane, dated as of April 30, 2002

     99.1  Certification for Robert F. Callahan pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2  Certification for Bart W. Catalane pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     1.1 Report on Form 8-K dated June 17, 2002, contains information about the Company's financial restructuring efforts and announced the Company has commenced the formal solicitation of certain exchanges consents and acceptances in support of its financial restructuring plan from holders of its $250 million 12% Senior Subordinated Notes due 2010 as well as to the lenders under its senior credit facility. Included in the solicitation materials were certain financial forecasts for the Registrant and its Restricted and Unrestricted Subsidiaries.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Ziff Davis Media Inc.

                                     By: /s/ Bart W. Catalane
                                         --------------------
                                         Bart W. Catalane
                                         Chief Operating Officer and
                                         Chief Financial Officer

                                     Date: August 14, 2002